Form 10QSB
period 2006-09-30
Vsurance
filed 2006-11-14
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 333-132028

VSURANCE, INC.

(Small Business Issuer in its Charter)

NEVADA	13-4303483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West 6th Street, Suite D LITTLE ROCK, ARKANSAS	72201
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (501) 372-4443

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

PREFERRED STOCK CLASS A, B, AND C, PAR VALUE $.001

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as of September 30, 2006: 7,786,300 shares.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

VSURANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

September 30, 2006 and December 31, 2005

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$88,060	$427,255
Commissions receivable	750	—
Prepaid expenses	233,279	618,942

Total Current Assets	322,089	1,046,197

Fixed Assets
Property and equipment - net	120,079	250

Other Assets
Software	568,500	19,333
Trademarks	38,540	—
Vet MD data base	105,000	—
Insurance Agency Licenses	—	—

	712,040	19,333

Total Assets	$1,154,208	$1,065,780

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

September 30, 2006 and December 31, 2005

	September 30, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$314,814	$138,735
Line of Credit	50,000	—
Note payable	3,586,798	1,773,014
Convertible notes payable	250,000	—

Total Current Liabilities	4,201,612	1,911,749

Stockholders’ Equity
Stock subscriptions receivable	—	—
Preferred stock	5,995	5,450
Common stock	1,791	100
Additional paid in capital	349,770	226,930
Deficit accumulated during the development stage	(3,404,960)	(1,078,449)

Total Stockholders’ Equity	(3,047,404)	(845,969)

Total Liabilities and Stockholders’ Equity	$1,154,208	$1,065,780

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Income

For the Quarter Ending September 30, 2006 and the Year to Date Period Ending September 30, 2006

and From July 20, 2005 (Inception) through September 30, 2006

	Quarter Ending September 30, 2006 (Unaudited)	Year to Date 2006 (Unaudited)	Period Ending December 31, 2006	Since Inception
Revenues	$751	$751	$—	$751

Marketing expenses	—	—	—	—
General and administrative expenses	(934,693)	(2,327,262)	(1,078,449)	(3,405,711)

Income (loss) before taxes	(934,693)	(2,327,262)	(1,078,449)	(3,405,711)

Provision for taxes	—	—	—	—

NET INCOME (LOSS)	$(933,942)	$(2,326,511)	$(1,078,449)	$(3,404,960)

Earnings Per Share
Basic	$(0.03)	$(0.09)	$(0.07)
Average shares outstanding	29,327,500	26,095,556	15,791,926

See accompanying notes to financial statements

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Quarter Ending September 30, 2006 and the Year to Date Period Ending September 30, 2006

and From July 20, 2005 (Inception) through September 30, 2006

	Quarter Ending September 30, 2006 (Unaudited)	Year to Date 2006 (Unaudited)	Period Ending December 31, 2006	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(933,942)	$(2,326,511)	$(1,078,449)	$(3,404,960)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	2,587	5,299	250	5,549
Amortization	313,771	582,987	3,167	586,154
Stock issued for services	—	79,500	86,938	166,438
Increase in Commissions receivable	750	750		750
Increase in Prepaid Expenses	(25,000)	(107,667)	(618,941)	(726,608)
(Decrease) Increase in Accounts payable	189,586	176,079	138,733	314,812
Increase in Accrued interest	328,767	663,784	23,014	686,798

Net Cash Used in Operation Activities	(123,481)	(925,779)	(1,445,288)	(2,371,067)

Cash Flows For Investing Activities
Purchase of Fixed assets	(66,051)	(125,128)	—	(125,128)
Stock subscriptions receivable	—	—	—	—
Software costs	(432,499)	(638,824)	—	(638,824)
Trademarks	(10,370)	(38,540)	—	(38,540)
Vet MD data base	—	(105,000)	—	(105,000)

Net Cash Used in Investing Activities	(508,920)	(907,492)	—	(907,492)

Cash Flows From Financing Activities
Proceeds from Line of credit	—	50,000	—	50,000
Proceeds from Notes Payable	150,000	1,150,000	1,750,000	2,900,000
Proceeds from Convertible notes payable	250,000	250,000		250,000
Sale of Capital Stock	—	45,576	122,543	168,119

Net Cash From Financing Activities	400,000	1,495,576	1,872,543	3,368,119

Net Increase (Decrease) in Cash and Cash Equivalents	(232,401)	(337,695)	427,255	89,560

Cash and Cash Equivalents - Beginning	321,961	427,255	—	—

Cash and Cash Equivalents - Ending	$89,560	$89,560	$427,255	$89,560

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through September 30, 2006

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500
Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—
Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)
Shares converted
Preferred class A to common	(320,000)	(320)	1,600,000	1,600	(1,280)	—	—	—
Shares issued for services	265,000	265	—	—	79,235	—	—	79,500
Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Share sold	—	—	95,800	96	47,804	(24,550)	—	23,350
Rounding	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(720,582)	(720,582)

Balance March 31, 2006	5,995,150	5,995	1,795,800	1,796	352,090	(24,550)	(1,799,031)	(1,463,700)
Subscription received	—	—	—	—	—	22,225	—	22,225
Subscriptions cancelled	—	—	(4,650)	(5)	(2,320)	2,325	—	—
Net loss	—	—	—	—	—	—	(671,987)	(671,987)

Balance June 30, 2006	5,995,150	5,995	1,791,150	1,791	349,770	—	(2,471,018)	(2,113,462)
Net Loss	—	—	—	—	—	—	(933,942)	(933,942)

	5,995,150	$5,995	1,791,150	$1,791	$349,770	$—	$(3,404,960)	$(3,047,404)

VSURANCE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Vsurance, Inc. and wholly owned Subsidiary, Vsurance Insurance Agency, Inc. (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Vsurance, Inc. was incorporated on July 26, 2005, in the State of Nevada. Purrfect Pet Insurance Agency, Inc. was incorporated on July 20, 2005, in the State of Ohio. Purrfect Pet Insurance Agency changed its name to Vsurance Insurance Agency, Inc., re-domiciled to New Mexico on December 31, 2005, and later re-domiciled to Arkansas on June 13, 2006. Vsurance is a development stage Company. Vsurance intends to provide beneficial pet / horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries.

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. At September 30, 2006 this subsidiary was still dormant.

The consolidated financial statements include the accounts of the Vsurance, Inc., Vsurance Insurance Agency and Purrfect Pet Club. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Vsurance uses an accrual basis accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful life, which has been determined to be 1 year using the straight-lined method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risks

During 2006 the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the nine months ended September 30, 2006, the Company spent an additional $638,824 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the quarter ended September 30, 2006 and year to date 2006, period ended December 31, 2005 and since inception was $47,095, $89,657, $3,167 and $92,854 respectively.

Trademarks

Trademarks represent the third party costs in connection with the filing of trademark applications and related research. The Company evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

Vet MD Data Base

Vet MD Data Base represents third party costs incurred in the development of a internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by yearend.

Insurance Agency Licenses

Insurance Agency Licenses represents 102 admitted and surplus lines insurance licenses assigned to it by a shareholder and a consultant. Due to the difficulty in valuing these licenses the Company has assigned a carrying value of $0.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	September 30, 2006	December 31, 2005
Equipment	$125,628	$500
Accumulated depreciation	(5,549)	(250)

	$120,079	$250

Depreciation for the quarters ending September 30 and year to date 2006, period ending December 31, 2005 and since inception was $2,587, 5,299, $250 and $5,549 respectively.

NOTES 4 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at September 30, 2006, and December 31, 2005 was $50,000, and $0 respectively.

On December 15, 2005, the Company executed a Loan and Security Agreement with Samir Financial, LLC for $4,000,000. This loan is due in full at the end of twelve months. All interest and expenses have been prepaid. The stated interest rate is 30% per annum. The effective interest rate is 129% per annum. Security is all company assets including un-disbursed funds. Closing fees totaling $1,250,000 were paid at closing by the company which netted $1,550,000 in proceeds that will be disbursed in accordance with a draw down schedule ($1,750,000 at closing less closing fees of $1,250,000 netted the us $500,000 at closing; $250,000 on January 31, 2006; $250,000 in February 28, 2006; $250,000 on March 31, 2006, which had not been received at March 31, 2006; and $300,000 on April 30, 2006 resulted in net cash proceeds to the Company of $1,550,000). These closing fees that amounted to $1,250,000 together with the prepaid interest of $1,200,000 totaled $2,450,000 were all prepaid at closing thereby netting the Company, from the $4,000,000 loan, the sum of $1,550,000. Fees at closing were; $800,000 closing fee which were expensed, $100,000 collateral Management fee, $100,000 audit fees, $200,000 good faith deposit and $50,000 Legal fees and expenses which were all capitalized at closing since they were non-refundable and represents items which apply to the live of the loan. The capitalized amounts totaling $450,000 are being amortized over the twelve month life of the loan using the effective interest rate method. Amortization of these items for the quarter ended September 30, 2006, and, year to date 2006, period ending December 31, 2005 and since inception was $112,500, $337,500, $19,726 and $357,226 respectively. The balance outstanding on this loan at September 30, 2006, and December 31, 2005 including accrued interest was $3,586,798, and $1,773,014 respectively. Interest expense for the note is computed using the effective interest rate method.

In connection with the above loan the lender has agreed on December 15, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 14, 2006. Because of this contingency the shares have been shown as issued at par value with the balance of the purchase price to be recognized if the loan is repaid on time.

On August 14, 2006, the Company entered into a Promissory Note with an investment group to borrow $250,000. The note is non-interest bearing is due November 1, 2006, and can be converted into common stock of the Company under an effective registration statement at a 69% discount to the offering price. The note was converted to common stock in October, 2006. The balance outstanding at September 30, 2006 and at December 31, 2005 was $250,000 and $0 respectively.

NOTE 5 – INCOME TAXES

The Company has a net operating loss of approximately $3,400,000 available for carry-forward of up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations there under, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. There were no temporary differences allowing no deferred tax liabilities to arise.

NOTE 6 – EQUITY

Earnings per share

The Company has adopted the provisions of SFAS 128 in the computation of earnings whereby the convertible Preferred Stock was deemed converted to common stock on date of issue.

Common Stock

The Company has 250,000,000 shares of common stock authorized with 1,791,150, and 100,000 shares outstanding at September 30, 2006, and December 31, 2005 respectively.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 5,195,150, and 4,850,150 shares outstanding at September 30, 2006, and December 31, 2005 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common upon completion acceptance of the SB2 filed with the SEC. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. Because of this contingency the shares have been shown as issued at par value with the balance of the purchase price to be recognized if the loan is repaid on time.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 800,000, and 600,000 shares outstanding at September 30, 2006, and December 31, 2005 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred B to common upon completion acceptance of the SB2 filed with the SEC.

Preferred Stock Class C

The Company has designated a class C Preferred Stock. No shares are authorized or outstanding at December 31, 2005. The shares have no dividend rights and convert at the holder’s or the Company’s discretion to the Company’s Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred C to common upon completion acceptance of the SB2 filed with the SEC.

Shares for Services

During the period the Company issued shares for services, equipment and software. All values of shares issued were agreed upon by the parties involved, not including an unrelated third party, contemporaneous with the transaction, and equipment contributed was values at the contributors historical cost less depreciation to date. A breakdown of these issues is as follows;

	Preferred A	Preferred B	Value
For Equipment
August 20, 2005	62,000	0	$500

For Software
August 20, 2005	750,000	0	$22,500

For Services
August 20, 2005	600,000	0	15,000
August 25, 2005	0	250,000	7,500
October 22, 2005	1,500,000	0	45,000
October 25, 2005	300,000	300,000	18,000
October 31, 2005	0	50,000	1,437

Total December 31, 2005	2,400,000	600,000	$86,937

January 31, 2006	65,000	200,000	79,500

Total March 31, 2006	2,465,000	800,000	$79,500

Total Services			$166,437

Shares Issued in Connection with Note

In connection with the note payable, the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. Because of this contingency the shares have been shown as issued at par value with the balance of the purchase price to be recognized if the loan is repaid on time.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no material related party transactions from inception to through September 30, 2006.

NOTE 8 – OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the parent company (Vsurance, Inc.), the insurance agency (Vsurance Insurance Agency, Inc.) and the pet club (Purrfect Pet Club); however, all assets and expenditures are reported through the parent company (Vsurance) since operations have not commenced. Therefore, there are no supplemental schedules on the subsidiary that would breakdown assets, liabilities and operations for each of these segments.

NOTE 9 – GOING CONCERN

The Company has not generated any revenues or profits to date. This factor among others including the Note payable due December 14, 2006 raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management has developed what it believes is a viable plan of removing the threat to the continuation of the business. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management wants to raise additional permanent capital through an approved public offering and raise funds through debt instruments such as bank loans, or private financing. The goal of this effort is to pay off the Note payable due December 14, 2006 and provide working capital for the next year. If sufficient funds are raised then the lender’s loan will be paid in full if not the goal is to raise enough capital to pay the lender’s one year renewal fees and then continue fund raising efforts until the loan is paid in full.

NOTE 10 – SUBSQUENT EVENTS

In October, 2006 the Company converted the $250,000 Promissory Note into approximately 806,452 shares of its common stock. The conversion rate was $0.31 per share.

NOTE 11 – MANAGEMENT OPINION

It is the opinion of the Management of the Company that the interim financial statements for the quarters ending September 30, 2006, and the year to date period ending June 30, 2006 reflects all adjustments necessary for the fair statement of results for those periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2006 prospectus file number 333-132028.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to raise funds through our offering which went effective October 27, 2006 CIK number 000135586 file number 333-132028. The principal use of the offering proceeds will be to make full repayment of the loan to Samir Financial due December 14, 2006, which is first and foremost as funds are received and is the highest priority, then provide working capital necessary upon commencement of operations until sufficient revenues are generated to cover such operating expenditures.

To commence active business operations we will need to engage in a number of planning stage and preliminary activities. We will apply for a prospective license, or acquire a license to become an insurance company in order to begin underwriting the pet and horse health insurance policies. The process includes making application with a state insurance department. All officers, directors and proposed management of the insurance company will be reviewed by the insurance department to determine if the necessary management skills are present to manage an insurance company. Absent having submitted an application of any type it is uncertain if the management of Vsurance would be approved for such a license. If approved in order to commence operations as an insurance company, depending on the state of domicile, we would have to deposit at least $2,000,000 in surplus beyond the $100,000 in cost to be spent in order to make such an application. Other commencement activities include developing the online websites for all of our pet resource centers, hiring professionals, purchasing and putting into place the necessary equipment to operate these online resource and pet insurance centers. These activities will also include the establishment of various product marketing channels and determine the expected cost to build and establish a pet owner database from which insurance product marketing can commence. We will undertake and work to finish these activities upon completion of this offering.

We have started some of the activities on a small scale since securing funds through a loan with Samir Financial but their completion cannot occur without the completion of this offering. From inception through the present— November 15, 2006—we, as reflected the September 30, 2006 financial statements, have spent a substantial amount of time in strategic planning, budgeting, preliminary work on the VetpetMD medical database which cost $105,000, trade/service mark reservations at an expense of $38,540, establishment of pet health insurance underwriting rating guideline, website design and preliminary work on the insurance operation system—all referred to as software—at a cost of $568,500. We have determined what we believe the price of our insurance products should be along with the relative claims exposure on this insurable risk. We then estimated the policy acquisition cost and administrative expense for servicing these policies to arrive at the selling price. If these prices are incorrect it could result in an operating loss for us as a result of a higher loss ratio on claims to premiums.

While budgetary selling prices have been established for our other services and products, with only minimal membership sales with 368 certificates ($16,588 in annualized written premium) of insurance being issued to Purrfect Pet Club members, no definitive work has commenced in development of all these other products and activities; therefore, it is possible that these prices could be incorrect. If after development a different price is deemed necessary it could result in an operating loss for us. We have not devoted much time to raising capital other than the investments from the founders, funds lent from the lender, Samir Financial, and the small capital raise using a stock purchase agreement pursuant to Regulation D Rule 504. This offering is our initial endeavor in raising operating capital for the Company. Furthermore, Vsurance has not commenced its major operations of VetpetMD, Spot the Pet, Purrfect Pet Club, and Purrfect Pet Insurance. Vsurance is considered a development stage company because it has not commenced its major operations. In addition the company has not achieved any revenue in connection with its business to date.

Vsurance is a startup and development stage company because it has not commenced any significant operations so far with the exception of a minimal number (368) of membership and certificates of insurance to Purrfect Pet Club members that amounts to $16,588 in annualized written premium. Its online resource centers are under development and we are working toward becoming a licensed insurance provider but all of these activities are contingent on the completion of this offering. As a result Vsurance is a development stage company and in the absent of revenues and operations the Independent Audit Report dated December 31, 2005, cites a going concern in Note 9 that states, “The Company has not generated any revenues or profits to date. This factor among others including the Note payable due December 14, 2006 raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty”.

Management has developed what it believes is a viable plan of removing the threat to the continuation of the business. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management wants to raise additional permanent capital through an approved public offering and raise funds through debt instruments such as bank loans, or private financing. The goal of this effort is to pay off the Note payable due December 14, 2006 and provide working capital for the next year. If sufficient funds are raised then the lender’s loan will be paid in full if not the goal is to raise enough capital to pay the lender’s one year renewal fees and then continue fund raising efforts until the loan is paid in full.

EXECUTIVE SUMMARY

For the third quarter of fiscal 2006, we reported a Net Loss of $933,942 and Basic Earnings per Share of $(0.03) and a year to date Net Loss of $2,326,511 and Basic Earnings per Share of $(0.09).

Vsurance is a startup and development stage company because it has not commenced any significant operations so far with the exception of a minimal number (368) of membership and certificates of insurance to Purrfect Pet Club members that amounts to $16,588 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 730,000 people. The Idaho Department of Insurance has approved the Company’s purchase of the Universal Life Insurance Company charter. When the Idaho Insurance Commissioner issues its order certifying the terms of the purchase the required disclosures shall be made.

RESULTS OF OPERATIONS

The Company’s SB2 which had been filed February 26, 2006, became effective shortly after the close of the third quarter on October 27, 2006 (see 2006 prospectus file number 333-132028). The focus of management for this and prior quarters had been on development of the company, online websites/computer operating systems, and clearance of the SB2 with the Securities Exchange Commission.

Commissions - increased from $0 at December 31, 2005 to $750 at September 30, 2006, an increase of $750, primarily as a result of the commencement of pet health insurance plan sales.

Operating Expenses - decreased from $1,078,449 at December 31, 2005 to $934,693 at September 30, 2006, a decrease of $143,756, primarily as a result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Net Income (Loss) - Net loss decreased from net income of $1,078,449 at December 31, 2005 to $933,942 at September 30, 2006, a decrease of 144,507, primarily as a result of the commencement of pet health insurance plan sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 we had total assets of $1,154,208 of which $88,060 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon the sale of the maximum offering to implement our business plan. Even if the maximum offering is sold, we anticipate having to raise additional capital after twelve months. The need for additional capital beyond this offering is predicated on the sale of insurance policies. In order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise additional capital and policy sales exceed our surplus deposit we would have to transfer the risk which is above our surplus writing ratio to another company. This reinsurance process is common.

Current Assets

Cash - decreased from $427,255 at December 31, 2005 to $88,060 at September 30, 2006, a decrease of $339,195 primarily as a result of developing the online resource center websites and computer operating systems.

Commission receivable - increased from $0 at December 31, 2005 to $750 at September 30, 2006, an increase of $750, primarily as a result of the commencement of pet health insurance plan sales.

Prepaid expenses - decreased from $618,942 at December 31, 2005 to $233,279 at September 30, 2006, a decrease of $385,663, primarily as a result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets - decreased from $1,046,197 at December 31, 2005 to $322,089 at September 30, 2006, a decrease of $724,108 primarily as a result of the commencement and launch of business operations.

Net Fixed Assets - increased from $250 at December 31, 2005 to $120,079 at September 30, 2006, an increase of $119,829, primarily as a result of the commencement and launch of business operations.

Other Assets - increased from $19,333 at December 31, 2005 to $712,040 at September 30, 2006, a increase of $692,707, primarily as a result of development of our proprietary medical database for the VetpetMD website.

Liabilities

Total Liabilities - increased from $1,911,749 at December 31, 2005 to $4,201,612 at September 30, 2006, an increase of $2,289,863, primarily as a result of the Note payable to Samir Financial (Footnote 4).

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and the registered securities offering, file number 333-132028, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

GOING CONCERN

The Company has not generated any revenues or profits to date. This factor among others including the Note payable due December 14, 2006 raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management has developed what it believes is a viable plan of removing the threat to the continuation of the business. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management wants to raise additional permanent capital through an approved public offering and raise funds through debt instruments such as bank loans, or private financing. The goal of this effort is to pay off the Note payable due December 14, 2006 and provide working capital for the next year. If sufficient funds are raised then the lender’s loan will be paid in full if not the goal is to raise enough capital to pay the lender’s one year renewal fees and then continue fund raising efforts until the loan is paid in full.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)		VSURANCE, INC.
November 14, 2006		(Registrant)

	By:	/s/ J. MATT LILE, III
J. Matt Lile, III
President

November 14, 2006		/s/ MALCOLM POLLARD
Malcolm Pollard
Principal Accounting Officer

VSURANCE, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.