Form 10KSB
period 2006-12-31
Vsurance
filed 2007-04-16
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

PREFERRED STOCK CLASS A, B, AND C, PAR VALUE $.001

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the issuer’s preferred and common stock, par value $.001, outstanding as of December 31, 2006: 10,683,030 shares.

State the issuer’s revenues for its most recent fiscal year: loss of $(4,062,219)

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,692,380 shares held by non-affiliates and the closing price of $0.00 per share for common stock in the grey market as of December 31, 2006): $0.00

Documents incorporated by reference: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

VSURANCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of our public portals;

•	the inability to successfully deploy new or updated applications or services;

•	the inability to successfully sell our pet health insurance products;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel;

•	general economic, business or regulatory conditions affecting the pet healthcare, information technology and Internet industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Annual Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones could also have material adverse effects on our future results.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

DEFINITIONS OF CERTAIN MEASURES

In this Annual Report, we provide information regarding usage of the Vsurance Beneficial Resource Centers that we have determined using internal technology that identifies and monitors usage by individual computers. As used in this Annual Report:

•

A “unique user” or “unique visitor” during any calendar month is an individual computer that accesses a Vsurance Beneficial Resource Center website during the course of such calendar month, as determined by our tracking technology.

•

A “page view” is a web page that is sent to the browser of a computer upon a request made by such computer and received by a server in Vsurance Resource Network. The number of “page views” is not limited by its number of unique users or visitors. Accordingly, each unique user or visitor may generate multiple page views.

•	With respect to any given time period, “aggregate page views” are the total number of “page views” during such time period on all of the web sites in the network of Beneficial Resource Centers.

•

Third party services that measure usage of Internet sites may provide different usage statistics than those reported by our internal tracking technology. These discrepancies may occur as a result of differences in methodologies applied and differences in measurement periods. For example, third party services typically apply their own proprietary methods of calculating usage, which may include surveying users and estimating site usage based on surveys, rather than based upon our tracking technology.

PART I

Item 1.	Business

General Information

Vsurance, Inc. is a Nevada corporation that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries. On February 24, 2006, we filed a registration statement—file number 333-132028—with the U.S. Securities and Exchange Commission. The registration statement became effective October 27, 2006. This registration statement was completed on January 6, 2007, after selling 17,527,230 shares of common stock in consideration of cash, conversion of debt to third parties, and promissory notes.

Our classes of stock include both preferred and common. We are presently authorized to issue 250,000,000 shares of $.001 par value common stock. Our common stock under the symbol “VURC” is not listed, traded or quoted on any stock exchange, the OTCBB or the Pink Sheets; it is a “Grey Market” security. On February 7, 2007, First London Securities filed our 15c211 with the NASD to have our common stock quoted on the Over-the-Counter Bulletin Board (OTCBB). Our 15c211 application is still under review. We are also authorized to issue 10,000,000 shares of $.001 par value preferred stock which has three classes. Class A preferred stock 8 million shares provides for, at the holders’ option, a 1 to 5 conversion to common stock i.e. for every one share of Class A preferred stock converts to 5 shares of common stock. Additionally, for every 1 share of Class A preferred stock equal 5 common share votes. Class B preferred stock 2 million shares provides for, at the holders’ option, a 1 to 2 conversion to common stock i.e. for every one share of Class B preferred stock converts to 2 shares of common stock. Additionally, for every 1 share of Class B preferred stock equals 2 common share votes. Class C preferred is a designated class with no shares authorized. Preferred Class C stock provides for, at the holders’ option, a 1 to 25 conversion to common stock i.e. for every one share of Class C preferred stock converts to 25 shares of common stock. Additionally, for every 1 share of Class C preferred stock equals 25 common share votes. All shares when issued will be fully paid and non-assessable. All common stock shares are equal to each other with respect to liquidation and dividend rights. Holders of voting shares are entitled to one vote for each share they own at any shareholders’ meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to shareholders. There are no conversion rights, pre-emptive or other subscription rights or privileges with respect to common shares.

Our executive offices, which are under construction, are located at 220 West 6th Street, Suite D, Little Rock, Arkansas 72201 and our telephone number is 501-372-4443. Presently, we operate from 1525 Merrill Drive Suite 2000, Little Rock, Arkansas 72211 with our computer technology division based in Canton, Ohio.

We make available free of charge at www.vsurance.com (in the “Investor Relations” section) links to materials we file with, or furnish to, the U.S. Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Overview of Our Businesses

We are a leading provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. The online animal healthcare information, decision-support applications, communications services, and insurance applications that we provide:

•

enable pet owners to obtain detailed information on a particular disease or condition, analyze symptoms, locate veterinarians, store their pet’s healthcare information, receive periodic e-newsletter featuring Dr. Carol, and participate in online communities with pet owners and veterinarians;

•

make it easier for veterinarians, technicians, and pet service professionals to access clinical reference sources, stay abreast of the latest news, learn about treatment options, and communicate with peers; and

•

enable pet owners, veterinarians, insurance agents, employer and employer/group organizations to provide their employees and members with access to our pet life and health insurance plans for companion animals which provide them with benefits so they can make better treatment choices.

The Vsurance Beneficial Resource Centers consist of the public portals that we own, such as www.VetpetMD.com. These along with our other pet owner portals help owners take an active role in managing their pet’s health by providing objective healthcare and lifestyle information.

Vsurance through its companion pet and horse-owner beneficial resource centers provides services and sells tangible products to build a company owned database of emails. From this database we shall educate, inform which will lead to the online sale of pet insurance products (life, liability and health). The objective is to reduce the cost of acquiring a policyholder. We sell products, services and/or provide online services to pet owners, to establish an online relationship with pet owners.

Our Online Services

Overview

Our content and services are making our public portals among the leading online companion animal health destinations for pet owners, veterinarians, technicians, and other animal service providers. These websites are 100% owned by Vsurance.

Portal Site	Description
www.vsurance.com	Our main directional landing page

www.vetpetmd.com	Our flagship pet owner portal features Dr. Carol and the pet clinic where more than 1,000 illnesses are cataloged as a reference source. This site offers daily news articles that are written by animal/veterinary journalists and reviewed by our professional staff/partners. We look to expand this website in 2007 and incorporate an online pet pharmacy.

www.purrfectpetclub.com	Our living with pets portal provides humorous and fun content including online shopping to more than 10,000 products.

www.spotthepet.com	Our pet locater portal provides ID tag registration for our pet with 24 hour 7 days a week monitoring. We look to provide in either late 2007 or early 2008 a GPS pet collar for your dog or cat.

www.purrfectpetinsurance.com	Is a life and health insurance site for owners of dogs and cats who want to insure against loss and veterinary expenses. Our pet insurance policies are the first plan to provide the coverage for life guarantee. Liability coverage should be available summer 2007 and form part of our plan coverage. By adding liability to every plan will make our policies the first and only pet coverage to do so in the United States.

www.purrfecthorseinsurance.com	A health insurance site for owners of non-racing horses, i.e. the family horse. This coverage should be available either late 2007 or early 2008.

Technology Infrastructure

Our Internet based services are delivered through websites designed to address the life and health issues of companion animals for their owners, veterinarians, technicians, and other animal service providers with easy to use interfaces, search functions, and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, organize, and optimize the content for our websites. The insurance product specific site deploys dot-net technology that provides policyholders with complete access and account management capabilities, such as, coverage changes or deletions, policy cancellations, and claims processing. Our development and engineering costs totaled $565,434 in 2006 and $0 in 2005.

Continued development of our technology infrastructure is critical to our success. Our development team works closely with marketing and administration to create not only valuable content but interactive tools, and other applications for use across all of our portals that improve our content management capabilities.

Competition

The Internet portal markets which we participate in are intensely competitive, continually evolving and in some cases subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. Since there are no substantial barriers to entry into the markets in which we participate, we expect that additional competitors will continue to enter these markets. With that said, the pet insurance market remains minimally competitive with 9 insurance providers. The barriers to entry in providing this product from licensing to capital/surplus should slow entry of competitors. Further, since we provide both the Internet portal markets and the insurance product we are uniquely position in the marketplace unlike any of our competitors.

Other Information

Employees

As of December 31, 2006, we had approximately 7 employees.

Intellectual Property

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect the intellectual property used in our business.

We use trademarks, trade names and service marks for pet healthcare information services and technology solutions, including Vsurance ™, VetpetMD ™ , Spot the Pet ™ , Purrfect Pet Insurance ™ , Purrfect Horse Insurance ™ , and Purrfect Pet Club ™ . We also use other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business names, including “vetpetmd.com,” “vsurance.com,” “spotthepet.com,” and “groupvsurance.com.”

Government Regulation

Introduction

This section of the Annual Report contains a description of laws and regulations applicable to us, either directly or through their effect on our veterinary and insurance industry customers. Both existing and future laws and regulations affecting the veterinary care, information technology, insurance, and Internet industries could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many of the laws that affect, us and particularly those applying to insurance and veterinary care, are very complex and may be subject to varying interpretations by courts and other governmental authorities. We cannot provide assurance that we will be able to accurately anticipate the application of these laws and regulations to our operations.

Insurance Regulation

The sale and solicitation of pet health insurance is highly regulated by the individual State Insurance Departments. Coverage is written on a property casualty insurer since pets are viewed as property even thought it is a health and replacement (life) insurance plan. We presently issue policies on a Surplus Lines Insurance Company authorized in the State of Michigan. The Vsurance Insurance Agency has three licensed agents two of these agents are licensed in all states. Policies are issued through a group/association—The Purrfect Pet Club—with certificates of coverage issued to pet owners. The advantage is the regulatory unitary treatment state regulators usually afford these programs which allow members throughout the United States to insure their pet.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below. Further, we are subject to insurance marketing laws by the Department of Insurance within each state.

CAN-SPAM Act. On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our public portals distribute to members and to some of our other commercial email communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices comply with these laws.

Regulation of Advertisements Sent by Fax. Section 227 of the Communications Act, which codifies the provisions of the Telephone Consumer Protection Act of 1991 (or TCPA), prohibits the transmission of an “unsolicited advertisement” via facsimile to a third party without the consent of that third party. An “unsolicited advertisement” is defined broadly to include any material advertising the commercial availability or quality of any property, goods or services. In 2005, the Junk Fax Prevention Act (or JFPA) was signed into law, which codified a previous interpretation of the TCPA by the Federal Communications Commission (or FCC) that a commercial fax is not “unsolicited” if the transmitting entity has an “established business relationship,” as defined by the JFPA and applicable FCC regulations, with the recipient.

On April 5, 2006, the FCC issued its final rules under the JFPA. The rules became effective on August 1, 2006. In the rules, the FCC confirmed that transactional faxes are permitted. It defined a transactional fax as one that facilitates, completes or confirms the commercial transaction that the recipient has previously agreed to enter into with the sender. The FCC stated that these faxes are not advertisements that are prohibited by the TCPA. The FCC recognized that, if a transactional fax has a de minimis amount of advertising information on it, that alone does not convert a transactional fax into an unsolicited advertisement.

In addressing the so-called “EBR exemption” to the TCPA’s prohibition on unsolicited facsimile advertisements, the FCC adopted the JFPA’s definition of an “established business relationship” or “EBR,” which includes a voluntary two-way communication between a person and a business. The FCC rules make clear that, if the person made an inquiry or application to a sender, it must be about a product or service offered by the entity for it to qualify as an EBR. The FCC rules also do not prohibit faxed communications that contain only information, such as news articles, updates or other similar general information.

States from time to time have enacted, or have attempted to enact, their own requirements pertaining to the transmission of commercial faxes. These state requirements often, but not always, track the terms of the TCPA, the JFPA, and the FCC’s regulations. To the extent state commercial fax requirements have conflicted with federal requirements, they have to date been successfully challenged. We cannot predict the outcome of the FCC’s future rulemaking proceedings, the extent to which states may successfully enact more restrictive commercial fax laws in the future, or the outcomes of any judicial challenges to those laws.

COPPA. The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our general audience site, vsurance/vetpetMD, states that no one under the applicable age is entitled to use the site. In addition, we employ a kick-out procedure whereby users identifying themselves as being under the age of 13 during the registration process are not allowed to register for the site’s member only services, such as message boards and live chat events. COPPA, however, can be applied broadly and is subject to interpretation by courts and other governmental authorities. The failure to accurately anticipate the application or interpretation of this law could create liability for us, result in adverse publicity and negatively affect our business.

Regulation of Contests and Sweepstakes. We may conduct contests and sweepstakes in some of our marketing channels. The federal Deceptive Mail Prevention and Enforcement Act and some state prize, gift or sweepstakes statutes may apply to these promotions. We believe that we will be in compliance with any applicable law or regulation when and if we run these promotions.

FACTA. In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress recently passed the Fair and Accurate Credit Transactions Act (or FACTA) which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Data Protection Regulation. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

Item 1A.	Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the Common Stock that we have issued or securities we may issue in the future. We have also included a detailed discussion of risks and uncertainties arising from governmental regulation of our businesses, one of the most significant risks we face, in the section “Business — Governmental Regulation” above. The risks and uncertainties described in this Annual Report are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

We have incurred and may continue to incur losses

Our operating results have been impacted significantly due to the loan with Samir Financial and may continue to do so in the future as the need for capital continues. Our net loss for 2006 totaled $(4,062,219). Many companies with business plans based on providing pet health insurance have failed to be profitable and some have ceased operations. Even if demand for users exists, we cannot assure you that our business will be profitable.

In addition and while a veterinary health care expenses exceed $15 billion yearly as reported by the American Veterinary Medical Association (AVMA) with 2% of the 135 million dog and cat owners insuring their pets as reported by the American Animal Hospital Association (AAHA), our online businesses, specifically VetpetMD have a limited operating history and participate in a new market.

We have a significant financial indebtedness

On December 15, 2005, we executed a Loan and Security Agreement with Samir Financial, LLC (the “Lender”) for $4,000,000. This loan was due in full at the end of twelve months (December 14, 2006). We were unable to pay off this loan at that time. Samir Financial has agreed to extend the loan until June 15, 2007 in exchange for a $500,000 extension fee. At December 31, 2006, we had not paid the extension fee. A portion of the fee was paid – $200,000 – in January 2007; however, a balance of $300,000 remains outstanding . The loan payoff at June 15, 2007, will be $5,000,000. Security for this loan is all company assets and a controlling stock position if the loan were to be in default.

If we are unable to provide content and services that attract and retain users to The Beneficial Resource Center Network on a consistent basis, our advertising and sponsorship revenue could be reduce, but more importantly, the database of pet owners who would be potential policyholders could be greatly reduced

Users of The Beneficial Resource Center Network have numerous other online and offline sources of pet healthcare information services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of pet health and veterinary content, decision-support applications and other services that meet the needs of a variety of types users, including pet owners, veterinarians, technicians, and other pet service professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

•	our ability to hire and retain qualified authors, journalists and independent writers;

•	our ability to license quality content from third parties; and

•	our ability to monitor and respond to increases and decreases in user interest in specific topics.

We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to The Beneficial Resource Center Network as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to the public portals. Because we generate revenue by, among other things other than through the sale of pet insurance plans, selling sponsorships of specific pages, sections or events on VetpetMD, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

Risks Related to Use of the Internet and to Our Technological Infrastructure

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure

Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the reliability and performance of the Internet may be harmed by increased usage or by denial-of-service attacks.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, customers who utilize our Web-based services depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our Web sites and, if sustained or repeated, could reduce the attractiveness of our services.

We rely on bandwidth providers, data center providers, other third parties and our own systems for key aspects of the process of providing products and services to our users, and any failure or interruption in the services provided by these third parties or our own systems could harm our business

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers and bandwidth providers, to provide our online services. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access or co-location services provided by these third-party providers or any failure of or by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide.

Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our brand and our business and could expose us to liabilities to third parties. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

Implementation of additions to or changes in hardware and software platforms used to deliver our online services may result in performance problems and may not provide the additional functionality that was expected

From time to time, we implement additions to or changes in the hardware and software platforms we use for providing our online services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating acquired businesses, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our online services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results. We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

If the systems we use to provide online portals experience security breaches or are otherwise perceived to be insecure, our business could suffer

We retain and transmit confidential information, including personal health records, in the processing centers and other facilities we use to provide online services. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. A security breach could damage our reputation or result in liability. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or the systems that they interface with, could reduce demand for our services and could subject us to legal claims from our clients and users, including for breach of contract or breach of warranty.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive offices, which are under construction, are located at 220 West 6th Street, Suite D, Little Rock, Arkansas 72201 and our telephone number is 501-372-4443. When completed we shall lease approximately 5,000 square feet of office space for our corporate headquarters. Presently, we operate from 1525 Merrill Drive Suite 2000, Little Rock, Arkansas 72211 with our computer technology division based in Canton, Ohio. We believe that our offices and other facilities are in, general, in good operating condition and adequate for our current operations and that additional leased space can be obtained on acceptable terms if needed.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

During the year of 2006, no matters were submitted to a vote of security holders of Vsurance.

PART II

Item 5.	Market for Registrant’s Common equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We disclosed in our prospectus numbered 333-132028 a schedule of securities as part of our process in the valuation of privately held securities issued as compensation. We continued to value stock related matters on a going forward bases using a similar format. The following represent the transactions that involved securities.

January 2006 Life Cycle Stage (Sixth Development Month) Share value was $0.30

The contribution of the services described below, the attainment of insurance consulting partners, while the Company still in its infancy life cycle stage, having demonstrated some ability to execute business plan objectives now had a loan financing transaction wherein foreclosure could occur within twelve months unless a $4 million loan was repaid. This debt added a high degree of risk for service providers taking stock in exchange for cash payment. These services totaled $79,500.

•

Mark Spaner, CEO of Spaner Communications pursuant to an Agency Compensation Memorandum proposal agreed to reduce his firm’s normal marketing fees from $78,000 to $48,000 for one-year in exchange for stock. Services to be provided under this agreement were graphic design, copywriting, public relations, communication planning, production coordination, and media planning at a rate of $4,000 per month ($48,000 per year) which covers this firm’s service time with the balance of $30,000 in the form of stock. Payment in the form of stock—100,000 shares of Class B Preferred Stock—was made in lieu of cash, since the Company hand limited to no cash on hand. This equated to a per share price of $0.30 (rounded up to the nearest whole cent).

•

Mark Spaner, CEO of Spaner Communications pursuant to a VetpetMD Website Memorandum proposal agreed to reduce his firm’s normal database website design fees on this specific project from $179,500 to $160,000 for short term project that would be completed May 2006 in exchange for stock. Services to be provided under this agreement were graphic design, copywriting, site content, and ad space sales at $160,000 which covered this firm’s service time with the balance of $19,500 being paid in the form of stock. Payment in the form of stock—65,000 shares of Class A Preferred Stock—was made in lieu of cash, since the Company hand limited to no cash on hand. This equated to a per share price of $0.30 (rounded up to the nearest whole cent).

•

J. Michael Pickens, JD an insurance regulatory organizational advisor (former Arkansas Insurance Department Commissioner) accepted and agreed to serve as a director. In this capacity, in addition to the liability assumed as a director, reviewing corporate materials, providing consulting services in the insurance regulatory, completing the insurance licensing affairs unfinished by Maureen Hickey, and attending board meetings (telephone or in person) would utilize 100 hours. Therefore, the total contributed hours provided was 100 hours billed at a rate of $300 per hour. These services totaled and were valued at $30,000. Payment in the form of stock—100,000 shares of Class B Preferred Stock—was made in lieu of cash, since the Company hand no cash on hand. This equated to a per share price of $0.30 (rounded up to the nearest whole cent).

Samir Financial LLC Stock Loan Reduction December 2005 Life Cycle Stage (Fifth Development Month) Part One—Share value was $0.001 (par).

In connection with the loan the lender has agreed on December 14, 2005 and again to purchase 1,200,000 shares of Preferred A stock for $500,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. Because of this contingency the shares have been shown as issued at par value with the balance of the purchase price to be recognized if the loan is repaid on time.

Samir Financial LLC Stock Loan Reduction January 2006 Life Cycle Stage (sixth Development Month) Part Two—Share value was $0.001 (par).

In connection with the loan the lender has agreed on January 31, 2006 and again to purchase 600,000 shares of Preferred A stock for $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. Because of this contingency the shares have been shown as issued at par value with the balance of the purchase price to be recognized if the loan is repaid on time.

The January 2006 Life Cycle Stage discussed the added risk of the loan with Samir Financial and that the debt added a high degree of risk for service providers taking stock in exchange for cash payment. First, while shares were issued in exchange for services prior to the loan during the October 2005 Life Cycle Stage Part Two at $0.50 per share and Second, while the Lender in the January 2006 Life Cycle stage (Fifth and Sixth Development Month part One and Two) accepted shares on contingency as a loan reduction at $0.50 per share, service providers during this January 2006 period (Mark Spaner and J. Michael Pickens) saw an added degree of risk. As a result our valuation assigned relative weightings to the risk and to the uncertainty. The relative weighted dollar value assigned to the risk was $0.12 (24%) and the relative weighted dollar value assigned to the uncertainty was $0.08 (16%). These weighted factors reduced the share value by a total of $0.20 (40%) to $0.30 per share.

Regulation D 504 Stock Offering February 2006 Life Cycle Stage (seventh Development Month)—Share value was $0.50.

The Company in part to expand its shareholder based and to conserve cash from the Samir loan sold, on a self underwritten basis, common shares of stock for $0.50 under a private equity offering pursuant to Regulation D 504. A total of 35 accredited investors invested a total of $45,575 in exchange for 91,250 common shares. These funds contributed to pay legal fees in filing an SB2 Registration Statement with the Securities and Exchange Commission. At this stage of the Company’s life cycle the outlook was the most promising. Having just closed a debt transaction of more than one million dollars, followed with the submission of a registration statement to raise $25 million in equity, clearly established a stock value between $0.40 and $0.50 per share. This price per share is the equivalent price per share valued by Samir Financial in exchange for the loan reduction credit as described above.

Debt Financing Transactions in August through October 2006 Life Cycle Stage (Eighth Development Period)—Share value fell between $0.31 and $0.60.

Months passed with continued comments from SEC on the Company’s SB2. After almost six months of communication with the SEC the outcome was not favorable. In June the Company learned that its auditing firm was not longer a member of PCAOB; therefore, a complete new audit would be required. With cash reserves low the only source of financing would be in the form of a loan. The Company was fortunate to find lenders acceptable to repayment terms that were either cash or a combination of cash and stock. A schedule of the loans is described below:

•

Sports Management Consulting (SMC), an asset management group for high net worth individuals and athletes brought forth loan proceeds in the amount of $250,000. Given the critical stage of the Company’s life cycle, lengthy comments from SEC, and now the need to procure a new audit, great concern and risk was present. As a result of these setbacks the price per share if the loan were to be converted to stock would be at $0.31 per share. This loan was repaid in the form of stock when the registration statement became effective with the SEC (10/27/06) since the Company had limited to no cash, thus, 806,452 common shares were issued in repayment to SMC. Pursuant to a corporation resolution of this LLC shares were titled as directed by the two officers with SMC receiving 403,226 shares and Davidson Investment Trust receiving 403,226 shares. Subsequently SMC and the Davidson Trust directed a portion of their shares to be issued as follows: SMC instructed 25,000 to go to Steve Bowles; 57,500 to Frank Westmorland; 125,000 to MC Parekh; 14,166 to Kevin Corbell; and 14,167 to Jonathon Lindsey. This left 167,393 shares in the name of SMC. The Davidson Trust instructed 125,000 to go to MC Parekh and 57,500 to Frank Westmorland. This left 220,726 shares in the name of the Davidson Investment Trust.

•

The Company further turned to business associates and professionals for further loans other than going back to SMC. Even though the audit had been completed with an acceptable PCAOB audit firm many comments were still open with SEC. Bettye Wooley, Kevin Corbell, Jonathan Lindsey, and Nathan Burroughs close to SMC and to the insurance industry saw potential in the pet insurance product. Thus, these individuals loan the Company a much smaller amount of $29,400. These collective smaller loans provided the Company with an improved price per share of $0.60 if these loans were to be converted to stock. These loans were repaid in the form of stock when the registration statement became effective with the SEC (10/27/06) since the Company had limited to no cash, thus, 49,000 common shares were issued in repayment. Share allocation was as follows: 8,333 to Jonathan Lindsey for his $5,000 loan; 16,667 to Nathan Burroughs for his $10,000 loan; 12,000 to Bettye Wooley for her $7,200 loan; and 12,000 to Kevin Corbell for his $7,200 loan.

•

The Company continuing its comments with SEC, very short on cash, and having exhausted its sources of capital from professional associates was forced to secure a $275,000 loan from Frank Westmorland. As a result of these setbacks the price per share if the loan were to be converted to stock would be at $0.45 (rounded) per share. This loan was repaid in the form of stock when the registration statement became effective with the SEC (10/27/06) since there was little to no cash, thus, 605,556 common shares were issued in repayment to Mr. Westmorland. Subsequently Frank Westmorland directed 300,000 of their shares to be issued to SMC who then further transferred 150,000 shares to the Davidson Investment Trust. This left Frank Westmorland with 305,556 common shares and SMC with 150,000 common shares.

•

The company still in comments with SEC—its 8th month—and with the approaching maturity of the Samir loan needed to raise money if it hoped to extend the loan. The Company secured a $100,000 loan from William Hoag; however, if the loan were to be repaid, that is converted to stock the price per share would be $0.45 for 222,222 shares. In addition to this loan from Mr. Hoag the Company borrowed $20,000 from Joseph Blake Smith. If this loan was repaid, that is converted to stock the price per share would be $0.50 for 40,000 shares. These loans were repaid in the form of stock when the registration statement became effective with the SEC (10/27/06), thus, a total of 262,222 common shares were issued in repayment. Thus William Hoag received 222,222 common shares and Joseph Smith received 40,000 common shares. Subsequently, Mr. Hoag directed a portion of his shares as follows: Hoag instructed 55,555 to go to SMC who then further transferred 25,000 to the Davidson Investment Trust and 5,555 to Jay Davidson leaving 25,000 to SMC and 166,667 in the name of William Hoag. Subsequently, Joseph Smith directed 6,667 common shares to the Davidson Investment Trust leaving 33,333 in the name of Joseph Smith.

Debt Financing Transactions and Sales of Common Stock Pursuant to the Registration Statement that went Effective with SEC (10/27/06) in the November 2006 Life Cycle Stage (Ninth Development Period)—Share value was established at $1.00.

The registration statement could not have become effective at a more inopportune time. Having only 45-days in which to raise $3.2 Million in capital in order to retire the maturing loan with Samir Financial made sales of this offering extremely difficult. Keech Enterprises ($1,000 investment) and John Christopher ($3,000 investment) invested a total of $4,000 pursuant to the registered offering. With sales of common shares pursuant to the registered offering almost nonexistent the Company was forced to borrow money. On 11/10/06 BR Hewitt loan the Company $50,000 convertible into Class A Preferred Stock at $1.00 per share giving the high risk of foreclosure by Samir Financial. This loan was repaid on December 31, 2006 in stock, thus, 50,000 Class A Preferred Shares were issued in repayment.

December 2006 Life Cycle Stage (Tenth Development Period)—Share value was established at $0.16 to $0.36.

•

Carol Osborne, DVM as part of the Personal Services Agreement executed on the 6th day of September 2006, twenty-five thousand (25,000) common shares (restricted) valued at $1 per share were exchanged in lieu of cash for VetpetMD promotion. A Dr. Carol column on the website; rights to share in sales of her books on our website; on camera appearances; and the exclusive use of the name “Dr. Carol” in VetpetMD promotional material.

•

Jay Davidson with the ever approaching maturity of the Samir Financial loan management engaged this professional to provide expertise in the procurement of alternate financing to either payoff the loan or pay to extend the loan. Total contributed hours provided was 72 hours billed at a rate of $200 per hour. These services totaled and were valued at $14,400. Payment in the form of stock—40,000 shares of Class A Preferred Stock—was made in lieu of cash, since the Company hand limited cash on hand; furthermore, any cash needed to go toward extending the Samir loan. This equated to a per share price of $0.36 (rounded up to the nearest whole cent).

•

Mark Spaner, CEO of Spaner Communications pursuant to an in-store product memorandum regarding CD production of a breed encyclopedia wherein it was estimated CD production would be an estimated 350 to 450 hours at billings between $75 and $105 per hour. Furthermore, encyclopedia content would take between 400 and 600 hours at $50 per hour. This all total between $55,000 and $77,000. Using the average price of $66,000 payment in the form of stock—200,000 shares of Class A Preferred Stock—was made in lieu of cash, since the Company hand limited to no cash on hand. This equated to a per share price of $0.33 (rounded up to the nearest whole cent).

•

Matt Lile for the benefit of those services being rendered—establishment of the agent network to PEOs, Associations, Unions, and Employers—and for extending office space to the company at a discounted rate for a minimum of five years—set forth in the schedule below—to launch operations of Vsurance in exchange for 500,000 shares of Class A preferred stock. Rental space located in downtown little rock in a historic building on the national register of some 4,000 plus square feet with adjacent accommodations for management.

Lease Year	Lease Rate	Market	Savings/loss to owner
One	$4.00	$10	$24,000
Two	$5.00	$10	$20,000
Three	$6.00	$10	$16,000
Four	$7.00	$10	$12,000
Five – Ten	$8.00	$10	$8,000

Total all years			$80,000

Stock price of shares based on the registered offering $1.00; however, given the default status of the Company on the Samir loan and the need to forge ahead with operations if it is to raise capital the following price per share has been established for these restricted shares. With only 4,000 shares sold at the offering price of $1.00 all other common shares issued were promissory notes that converted that resulted in discounts to as little as $0.31 per share. Therefore, as a result of further financial deterioration the value of the shares is $80,000 or $0.16 per share.

•

Rambo Investments following completion of due diligence on December 20, 2006 and pursuant to a Stock Purchase Agreement for the acquisition of Animal-ID an Arkansas limited liability company on February 1, 2007, issued shares of stock on December 31, 2006. These shares are held by the Issuer awaiting closure of the transaction. The acquisition valuation and purchase price is $415,000 and is structured as follows: Three year cash buyout of $230,000 to one partner and $185,000 to the second partner, which is comprised of $20,000 cash and 30,000 Class A Preferred Stock and 300,000 Class B Preferred Stock valued at $0.50 per share or $165,000. These shares are held in escrow awaiting closure of the transaction which is estimated to be on or before February 1, 2007. As part of this closing Rambo Investments converted a portion of its escrowed 300,000 Class B Preferred Stock (124,500 shares) to common shares and designated them to the following parties leaving 175,500 Class B Preferred Shares in the name of Rambo Investments: 67,500 went to Mike Roberts; 30,000 Thomas Booth; 30,000 Barry Brewer; 20,000 Bob Davidson; 30,000 Tiana Russell Davidson; 7,500 Traction Mid-America; 40,000 James Hopgood; 10,000 Louis Terizzi; and 14,000 Jay Davidson.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in the Annual Report.

ASSETS	December 31, 2006	December 31, 2005
Fixed Assets
Property and equipment - net	129,286	250

Other Assets
Software	460,434	19,333
Trademarks	22,390	—
Vet MD data base	105,000	—
Goodwill	415,000	—
Insurance Agency Licenses	—	—

	1,002,824	19,333

The development and deployment of our public portals—The Beneficial Resource Center Network—is represented by the increase in other assets from 2005 to 2006. Software increased from $19,333 to $460,434; furthermore, in 2005 the existence of a pet medical database did not exist; however, in 2006 the VetpetMD database was created and remains in development at a cost of $105,000 at the close of December 31, 2006.

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2006	December 31, 2005
Current Liabilities
Accounts payable	$578,656	$138,735
Line of Credit	49,173	—
Note payable	4,025,000	1,773,014
Accrued interest	58,333	—
Loan extension fee payable	500,000	—
Current portion of long-term debt	55,000	—

Total Current Liabilities	5,266,162	1,911,749

The most significant liability is our loan to the lender—Samir Financial—who provided the development capital. Of the total current liabilities reported at the close of December 31, 2006, 86% of $4,525,000 was attributable to this loan. Our objective in 2007 is to raise sufficient equity based capital in order to repay this loan. It is unknown if we will be able to do so and there is no guarantee that management will be able to raise capital at all.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that involve risk and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report. Further historic disclosures can be found on Form 10-QSB for September 30, 2006 and in the 2006 prospectus file number 333-132028.

Overview

MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Annual Report, and are provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

•

Introduction. This section provides a general description of our company, background information on certain trends, strategies and other matters discussed in the MD&A, a description of the basis for presentation of our financial statements, a summary discussion of our plan of operations, and a discussion on our acquisition.

•

Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimated and assumptions.

•

Results of Operation. This section provides our analysis and outlook for the significant line items on our statement of operations, as well as other information that we deem meaningful to understand our results of operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2006.

•

Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company

We are a leading provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. We are organizing our business into these two operating segments as follows; however, since we remained a development stage company at December 31, 2006, we have represented the business as one operating segment at this time:

•

Online and Other Services. The Vsurance Beneficial Resource Centers consist of the public portals that we own, such as www.VetpetMD.com. These along with our other pet/animal owner portals help owners take an active role in managing their pet’s health by providing objective healthcare and lifestyle information. Our public portals generate revenue primarily through the sale of advertising and sponsorship products from Petsmart® as an affiliate.

•

Insurance Services. We sell several pet health insurance plans for dogs and cats that provide reimbursement of veterinary expenses incurred to treat an illness or injury and on some policies routine/preventive care treatment such as vaccinations: Protect 1, Protect 2, Protect 3, and Protect 4 all of which provided an accidental life insurance policy with an endorsement for death due to an illness. We are authorized to underwrite a pet replacement (life) insurance plan for dogs and cats with death benefit limits ranging from $1,000 to $10,000. We have not yet introduced this product to the marketplace but look to do so in late 2007.

Background Information on Certain Trends and Strategies

Several key trends in the pet healthcare and Internet industries are influencing the use of pet/animal healthcare information services of the types we provide or are developing. Those trends, and the strategies we have developed in response, are described briefly below:

Use of the Internet by pet owners and veterinarians. The Internet has emerged as a major communications medium and has already fundamentally changed many sectors of the economy, including the marketing and sales of financial services, travel, and entertainment, among others. The Internet is also changing the pet/animal healthcare industry and has transformed how pet/animal owners and veterinarians find and utilize healthcare information. Since pet owners presently assume all of the financial responsibility veterinary costs, which are presently rising, the Internet serves as a valuable resource by providing them with immediate access to searchable and dynamic interactive content to check symptoms, assess risks, understand diseases, find veterinarians and evaluate treatment options. The Internet has also become a primary source of information for veterinarians seeking to improve clinical practice and is growing relative to traditional information sources, such as conferences, meetings and offline journals.

Increased Online Marketing and Education Spending for Pet Healthcare Products. Pharmaceutical, biotechnology and medical device companies spend large amounts each year marketing their products and educating pet owners and veterinarians about them, however, only a small portion of this amount is currently spent on online services. We believe that these companies, which look to be and comprise the majority of our advertisers and sponsors, are becoming increasingly aware of the effectiveness of the Internet relative to traditional media in providing health, clinical and product-related information to pet owners and veterinarians, and this increasing awareness will result in increasing demand for our services.

Changes in the Veterinary Profession with Pet Insurance. Ten years ago, there were two companies selling pet health insurance; at the present time there are more than nine companies. In 2002 less than 0.5% of pet-owning households carried insurance; today 2% of households have insured animals, which is more than double the number of pets from 2002. The American Pet Products Manufactures Association (APPMA) in 2002 reported that the pet insurance industry revenues were $80 million; by 2010 APPMA projects the revenues to reach $500 million which a much larger market for growth given the fact that there are more than 135 million dog and cat owners in the United States.

Basis of Presentation

Vsurance, Inc. is a Nevada corporation that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries. At December 31, 2005, we had 5,550,150 shares issued and outstanding, which was as follows: 100,000 common shares of the 250,000,000 authorized; 4,850,150 preferred class A shares of the 8,000,000 authorized; 600,000 preferred class B shares of the 2,000,000 authorized; and preferred class C shares of which none had been authorized. On February 24, 2006, we filed a registration statement—file number 333-132028—with the U.S. Securities and Exchange Commission. The registration statement became effective October 27, 2006. This registration statement was completed on January 6, 2007, after selling 17,527,230 shares of common stock in consideration of cash, conversion of debt to third parties, and promissory notes. At December 31, 2006, we have 10,683,030 shares issued and outstanding, which was as follows: 3,692,380 common shares of the 250,000,000 authorized; 6,015,150 preferred class A shares of the 8,000,000 authorized; 975,500 preferred class B shares of the 2,000,000 authorized; and 0 preferred class C shares of the 3,000,000 authorized.

Acquisitions

During 2006, we completed our due diligence on December 20, 2006 for the acquisition of Animal-ID an Arkansas limited liability company. In accordance with a Stock Purchase Agreement dated February 1, 2007, we issued and escrowed shares of stock on December 31, 2006. These shares are held by our escrow attorney awaiting closure of the transaction. The acquisition valuation and purchase price of Animal-ID is $415,000 and structured as follows: Three year cash buyout of $230,000 to one partner and $185,000 to the second partner, which was comprised of $20,000 cash and 30,000 Class A Preferred Stock and 300,000 Class B Preferred Stock valued at $0.50 per share or $165,000. This acquisition was completed April 6, 2007, with all monies and stock being released from escrow.

Plan of Operations

We commenced operations June 2006 on a small scale as our public portals were under initial development. The VetpetMD portal—www.vetpetmd.com—since the site was made public has had: 274,812 site hits; 46,241 page views; and established 6,605 visits of which 3,316 were unique visitors. The pet insurance site—www.purrfectinsurance.com—since going live has had: 858,418 site hits; 203,134 page views; and established 14,727 visits of which 8,171 were unique visitors. Our main home page—www.vsurance.com—delivered similar results: 559,125 site hits; 296,747 page views; and established 18,637 visits of which 8,964 were unique visitors. From this visitation we have 493 policyholders with annual written premium in excess of $30,000. As we ended the year our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We now have more than 90 relationships and wherein we have the potential to reach more than 30 million members who are potential pet owners.

In 2007, our plan is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our Animal-ID tracking business; further, to introduce an inexpensive GPS pet tracking collar; and increase pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales will require further capital; therefore, we have engaged Westminster Securities Corporation to raise $7 million. Additionally, since our stock is quoted on the OTCBB we need to increase investor awareness and deliver returns for shareholders. Orbital TV has been engaged—March 15, 2007—to produce and air several commercials in designed market areas to reach more than 55 million homes whose pet market size is over 10 million.

Our continuation as a going concern depends upon our ability to increase website traffic, ramp up policy sales while obtaining further capital wherein the loan with Samir Financial can be repaid. This is the overall objective of this operating year.

Critical Accounting Policies and Estimates

Our MD&A is based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, the allowance for doubtful accounts, the carrying value of prepaid advertising, policy acquisition costs, the carrying value of long-lived assets (including goodwill and intangible assets), the amortization period of long-lived assets (excluding goodwill), the carrying value, capitalization and amortization of software and website development costs, the provision for income taxes and related deferred tax accounts, certain accrued expenses and contingencies.

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of pet healthcare management tools and public portals are recognized along with the revenue from the sale of pet health insurance policies are recognized on an accrual basis accounting.

•

Long-Lived Assets. Long-lived assets consist of property, software, and equipment, goodwill, if any and other intangible assets. Goodwill and other intangible assets could arise from acquisitions, specifically Animal-ID which was in escrow at December 31, 2006. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We will evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We will use a discounted cash flow approach to determine the fair value of goodwill.

•

Deferred Tax Assets. The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

Results of Operations

For the year ending 2006, we reported a Net Loss of $(4,062,219) and Basic Earnings per Share of $(0.14) and the total accumulated Net Loss since inception is $(5,140,668) and Basic Earnings per Share of using the average shares outstanding for this reporting period if $(0.17).

We are a development stage company because we have not commenced any significant operations so far with the exception of a minimal number (494) of membership and certificates of insurance to Purrfect Pet Club members that amounts to more than $30,000 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people. The Idaho Department of Insurance has approved the Company’s purchase of the Universal Life Insurance Company charter. When the Idaho Insurance Commissioner issues its order certifying the terms of the purchase the required disclosures shall be made.

The Company’s SB2 which had been filed February 26, 2006, became effective shortly after the close of the third quarter on October 27, 2006 (see 2006 prospectus file number 333-132028). This registration statement was completed on January 6, 2007, after selling 17,527,230 shares of common stock in consideration of cash, conversion of debt to third parties, and promissory notes. The focus of management remains on development of the company, online websites/computer operating systems and the procurement of further capital for operations.

Revenues - increased from $0 at December 31, 2005 to $4,019 at December 31, 2006, an increase of $4,019, primarily as a result of the commencement of pet health insurance plan sales.

Operating Expenses - increased from $1,078,449 at December 31, 2005 to $4,066,238 at December 31, 2006, an increase of $2,987,789, primarily as a result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Net Income (Loss) - Net loss increased from net income of $(1,078,449) at December 31, 2005 to $(4,062,219 at December 31, 2006, an increase of $(2,983,770), primarily as a result of the commencement of operations and the amortization of loan closing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 we had total assets of $1,736,849 of which $107,047 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan; furthermore, the need for additional capital beyond any immediate offering is predicated because in order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise additional capital and policy sales exceed our surplus deposit we would have to transfer the risk which is above our surplus writing ratio to another company. This reinsurance process is common.

Current Assets

Cash - decreased from $427,255 at December 31, 2005 to $107,047 at December 31, 2006, a decrease of $320,208 primarily as a result of developing the online resource center websites and computer operating systems.

Commission receivable - increased from $0 at December 31, 2005 to $1,025 at December 31, 2006, an increase of $1,025, primarily as a result of the commencement of pet health insurance plan sales.

Prepaid expenses - decreased from $618,942 at December 31, 2005 to $496,667 at December 31, 2006, a decrease of $122,275, primarily as a result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets - decreased from $1,046,197 at December 31, 2005 to $604,739 at December 31, 2006, a decrease of $441,458 primarily as a result of the commencement and launch of business operations.

Net Fixed Assets - increased from $250 at December 31, 2005 to $129,286 at December 31, 2006, an increase of $129,036, primarily as a result of the commencement and launch of business operations.

Other Assets - increased from $19,333 at December 31, 2005 to $1,002,824 at December 31, 2006, a increase of $983,491, primarily as a result of development of our proprietary medical database for the VetpetMD website as well as the acquisition of Animal-ID.

Liabilities

Total Liabilities - increased from $1,911,749 at December 31, 2005 to $5,266,162 at December 31, 2006, an increase of $3,354,413, primarily as a result of the Note payable to Samir Financial (Footnote 4).

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

Recent Accounting Pronouncements

The Company has generated only minimal revenues to date. This factor among others including the Note payable that was originally due December 14, 2006, now extended to June 15, 2007, raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We have no investments since we have not capitalized our reinsurance company yet; however, funds in excess of monthly operating costs are invested in money market accounts with an FDIC Insured Bank. At which time when we capitalize our reinsurance company the primary objective of our investment activities will be to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our investment portfolio in accordance with investment regulations set forth by the Department of Insurance. This objective will be accomplished by adherence to our investment policy, which establishes the list of eligible types of securities and credit requirements for each investment.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Vsurance Inc. and Subsidiary

The Board of Directors and Stockholders

We have audited the Balance sheet of Vsurance Inc and Subsidiary as of December 31, 2006 and the related statements of operations, stockholders equity and cash flows for the period from July 20, 2005 (inception) to December 31, 2006. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company has had difficulty in generating sufficient cash flow to meet its obligations and is dependent on management’s ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vsurance Inc and Subsidiary as of December 31, 2006 and the related statements of operations, stockholders equity and cash flows for the period from July 20, 2005 (inception) to December 31, 2005 in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman, CPA
Lawrence Scharfman CPA

Boynton Beach, FL

April 13, 2007

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006 and December 31, 2005

ASSETS	December 31, 2006	December 31, 2005
Current Assets
Cash and cash equivalents	$107,047	$427,255
Commissions receivable	1,025	—
Prepaid expenses	496,667	618,942

Total Current Assets	604,739	1,046,197

Fixed Assets
Property and equipment - net	129,286	250

Other Assets
Software	460,434	19,333
Trademarks	22,390	—
Vet MD data base	105,000	—
Goodwill	415,000	—
Insurance Agency Licenses	—	—

	1,002,824	19,333

Total Assets	$1,736,849	$1,065,780

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006 and December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2006	December 31, 2005
Current Liabilities
Accounts payable	$578,656	$138,735
Line of Credit	49,173	—
Note payable	4,025,000	1,773,014
Accrued interest	58,333	—
Loan extension fee payable	500,000	—
Current portion of long-term debt	55,000	—

Total Current Liabilities	5,266,162	1,911,749

Long-term Debt
Note payable	175,000	—

Stockholders’ Equity
Stock subscriptions receivable	—	—
Preferred stock	6,991	5,450
Common stock	3,692	100
Additional paid in capital	1,425,672	226,930
Deficit accumulated during the development stage	(5,140,668)	(1,078,449)

Total Stockholders’ Equity	(3,704,313)	(845,969)

Total Liabilities and Stockholders’ Equity	$1,736,849	$1,065,780

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Year ending December 31, 2006 and the Period Ending December 31, 2005

and From July 20, 2005 (Inception) through December 31, 2006

	2006	2005	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(4,062,219)	$(1,078,449)	$(5,140,668)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	11,574	250	11,824
Amortization	219,021	3,167	222,188
Stock issued for services	264,900	86,938	351,838
Increase in Commissions receivable	(1,025)	—	(1,025)
Increase in Prepaid Expenses	122,275	(618,941)	(496,666)
(Decrease) Increase in Accounts payable	439,921	138,733	578,654
Increase in Accrued interest	58,333	23,014	81,347
Increase in Loan extension fee payable	500,000	—	500,000

Net Cash Used in Operation Activities	(2,447,220)	(1,445,288)	(3,892,508)

Cash Flows For Investing Activities
Purchase of Fixed assets	(140,610)	—	(140,610)
Stock subscriptions receivable	—	—	—
Software costs	(660,122)	—	(660,122)
Trademarks	(22,390)	—	(22,390)
Investment Animal ID	(250,000)		(250,000)
Vet MD data base	(105,000)	—	(105,000)

Net Cash Used in Investing Activities	(1,178,122)	—	(1,178,122)

Cash Flows From Financing Activities
Proceeds from Line of credit	49,173	—	49,173
Proceeds from Notes Payable	2,481,986	1,750,000	4,231,986
Proceeds from Animal ID Note payable	—		—
Sale of Capital Stock	773,975	122,543	896,518

Net Cash From Financing Activities	3,305,134	1,872,543	5,177,677

Net Increase (Decrease) in Cash and Cash Equivalents	(320,208)	427,255	107,047
Cash and Cash Equivalents - Beginning	427,255	—	—

Cash and Cash Equivalents - Ending	$107,047	$427,255	$107,047

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Income

For the Year ending December 31, 2006 and the Period Ending December 31, 2005

and From July 20, 2005 (Inception) through December 31, 2006

	2006	2005	Since Inception
Revenues	$4,019	$—	$4,019

Marketing expenses	297,636	—	297,636
General and administrative expenses	3,768,602	1,078,449	4,847,051

Income (loss) before taxes	(4,062,219)	(1,078,449)	(5,140,668)

Provision for taxes	—	—	—

NET INCOME (LOSS)	$(4,062,219)	$(1,078,449)	$(5,140,668)

Earnings Per Share

Basic	$(0.14)
Average shares outstanding	29,458,137

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through December 31, 2006

							Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable

Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500

Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—

Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)

Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	—	—	—

Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Shares issued for services	1,005,000	1,005	25,000	25	263,870	—	—	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	—	—	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	—	—	165,000
Shares sold	—	—	95,150	95	49,480	—	—	49,575

Net Loss	—	—	—	—	—	—	(4,062,219)	(4,062,219)

Balance December 31, 2006	6,990,650	$6,991	3,692,380	$3,692	$1,425,672	—	$(5,140,668)	$(3,704,313)

See accompanying notes to financial statements

VSURANCE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. At December 31, 2006 this subsidiary was still dormant.

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

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful life.

Estimated useful lives
Used Office Equipment	2 Years
Computer Equipment	3 Years
Leasehold Improvements	40 Years

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risks

During 2006, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the year ended December 31, 2006, and period ended December 31, 2005 and since inception was $219,021, $3,167 and $222,188 respectively.

Trademarks

Trademarks represent the third party costs in connection with the filing of trademark applications and related research. The Company evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

Vet MD Data Base

Vet MD Data Base represents third party costs incurred in the development of a internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by mid 2007.

Goodwill

On June 2, 2006 the Company entered into an agreement to purchase 100% of the outstanding stock of Animal ID LLC for $415,000. The final agreement for the acquisition was completed on February 2, 2007. The purchase price consists of $20,000 cash, $165,000 in the Company’s common stock and a note for $230,000.The upon closing the acquired company had no assets and minimal liabilities. The entire purchase price represents Goodwill and will be accounted for in accordance with SFAS 142.

Insurance Agency Licenses

Insurance Agency Licenses represents 102 admitted and surplus lines insurance licenses assigned to it by a shareholder and a consultant. Due to the difficulty in valuing these licenses the Company has assigned a carrying value of $0.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	December 31, 2006	December 31, 2005
Equipment	$66,445	$500
Leasehold Improvements	72,666	-0-
Less Accumulated Depreciation	(11,825)	(250)

	$129,286	$250

Lease hold Improvements were not in service during 2006. It is anticipated that they will be placed in service in the first half of 2007. Depreciation expense for the year ended December 31, 2006, the period ended December 31, 2005 and since inception was $11,574, $250 and $11,824 respectively.

NOTES 4 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at June 30, 2006, March 31, 2006, and December 31, 2005 was $50,000, $0, and $0 respectively.

On December 15, 2005, the Company executed a Loan and Security Agreement with Samir Financial, LLC for $4,000,000. This loan is due in full at the end of twelve months. All interest and expenses have been prepaid. The stated interest rate is 30% per annum. The effective interest rate is 129% per annum. Security is all company assets including un-disbursed funds. Closing fees totaling $1,250,000 were paid at closing by the company which netted $1,750,000 in proceeds that will be disbursed in accordance with a draw down schedule ($1,750,000 at closing less closing fees of $1,250,000 at closing: $250,000 on January 31, 2006; $250,000 on February 28, 2006; $250,000 on March 31, 2006 and $300,000 on April 30, 2006 resulted in net cash proceeds to the Company of $1,550,000. The closing fees totaling $1,250,000 together with the prepaid interest of $1,200,000 totaling $2,450,000 were all prepaid at closing thereby netting the Company, from the $4,000,000 loan, the sum of $1,550,000. Fees at closing were; $800,000 closing fee which were expensed, $100,000 collateral Management fee, $100,000 audit fees, $200,000 good faith deposit and $50,000 Legal fees and expenses which were all capitalized at closing since they were non-refundable and represents items which apply to the live of the loan. The capitalized amounts totaling $450,000 are being amortized over the twelve month life of the loan using the effective interest rate method. These items were fully amortized at December 31, 2006.

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. This fee had not been paid as of December 31, 2006. This fee is being amortized over the six month extension period.

The balance of the loan at December 31, 2006 and 2005 was $4,000,000 and $1,773,014 respectively.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at December 31, 2006 and 2005 was $25,000 and $0 respectively.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The balance of the loan at December 31, 2006 and 2005 was $230,000 and $0 respectively.

NOTE 5 – INCOME TAXES

The Company has a net operating loss of approximately $2,400,000 available for carry-forward of up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations there under, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. There were no temporary differences allowing no deferred tax liabilities to arise.

NOTE 6 – EQUITY

Earnings per share

The Company has adopted the provisions of SFAS 128 in the computation of earnings whereby the convertible Preferred Stock was deemed converted to common stock on date of issue.

Common Stock

The Company has 250,000,000 shares of common stock authorized with 3,692,380 and 100,000 shares outstanding at December 31, 2006 and 2005 respectively.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 6,015,150 and 4,850,150 shares outstanding at December 31, 2006 and, 2005 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 975,500 and 600,000 shares outstanding at December 31, 2006 and 2005 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred B to common.

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

	Preferred A	Preferred B	Common	Value
For Equipment
August 20, 2005	62,000	0	0	$500

For Software
August 20, 2006	750,000	0	0	$22,500

For Services
August 20, 2005	600,000	0	0	$15,000
August 25, 2005	0	250,000	0	7,500
October 22, 2005	1,500,000	0	0	45,000
October 25, 2005	300,000	300,000	0	18,000
October 31, 2005	0	50,000	0	1,437
January 31, 2006	65,000	0	0	79,500
March 8, 2006	65,000	100,000	0	49,000
April 11, 2006	0	100,000	0	30,000
December 5, 2006	0	0	25,000	25,000
December 29, 2006	740,000	0	0	160,900

	3,270,000	800,000	25,000	$431,337

Shares Issued in Connection with Note

In connection with the note payable, the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at December 31, 2006 and 2005 was $25,000 and $0 respectively.

The Company has leased over 4,000 square feet of office space from its President. The lease will begin in 2007 and provides a lease rate at market value.

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

NOTE 9 – GOING CONCERN

The Company has not generated any revenues or profits to date. This factor among others including the Note payable due December 15, 2006 and the Company’s inability to pay the extension fee raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management feels it can raise the necessary working capital in 2007 to provide the necessary working capital, repay the delinquent notes payable. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Item 9.	Changes in and Disagreements with Accountants and Accounting and Financial Disclosures

None

Item 9A.	Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the year ending December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(A) of the Exchange Act

The chart below sets for the composition of our Board of Directors, Advisors, and its three committees and IT Advisory Council as of 11/1/2006. Directors are elected for a period of one year and thereafter serve until the stockholders duly elect their successor. Officers and other employees serve at the will of the Board of Directors. All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Board Member/Occupation	Board Member or IT Advisor	Audit	Leadership Development & Compensation	Nominating & Corporate Governance	IT Advisory Council
Malcolm L. Pollard, JD, CPA Attorney and CPA Self Practice	B	C	M	M

J. Michael Pickens, JD Partner Friday, Eldredge & Clark Law Firm	B	M	C	M	C

Allen A. Hayes, MD, PhD Retired Independent Medical Practitioner	B	M	M	C

Ann Perniciaro Fashion Designer Self	B		M	M

Brad Green Partner Coactive Systems	A				M

John Kortis Partner Coactive Systems	A				M

A = Advisor    B = Board    C = Committee chair    M = Committee member

The following is a brief description of the business experience of our executive officers, directors and significant employees:

Business Experience of Officers and the Director

J. Matt Lile, III, RHU, President since 11/30/05, age 49:

•

1998 to present: President and CEO of Advanced Insurance Group of America and subsidiaries being Advanced Insurance Brokerage, Advanced Insurance Administration, Physicians Medical Review, Employers Choice Health Alliance, Risk Management Solutions, and Med RX. Additional, Mr. Lile owns 100% of Cosmopolitan Life Insurance Company, a private insurance company charted in Arkansas in 1931.

Malcolm L. Pollard, JD, CPA, Director, Secretary and Treasurer since 8/31/05, age 65:

•

1990 to present: Self employed attorney and certified public accountant, Erie Pennsylvania. Engaged in a varied practice involving tax, contracts, domestic relations, bankruptcy, startup ventures, quality and peer reviews, and generalized accounting practices.

•

1989 to 1990: Served as the Divisional Controller and Administrative Manager for Great Lakes Evergreen Division of American Nursery Products, Madison, Ohio preparing financial reports and handling administrative matters for division of major agribusiness.

Ann Perniciaro, Director since 8/31/05, age 42:

•

1993 to present: Self employed fashion designer, Birmingham Michigan. Provide fashion, style, and accessorizing advice to customers including the development of privately designed clothing products. Customer clientele includes not only celebrities, dignitaries, corporate executives, but retail labels such as Gucci, Ralph Lauren, and Max Mara.

Allen A. Hayes, MD, PhD, Director since 8/31/05, age 61:

•	1995 to 2000: Under Harold Lasker MD on a part-time basis at South Oaks Hospital provided medical services for physically challenged.

•	1997 to 2000: Independent medical practitioner in sports medicine at Rutgers University.

J. Michael Pickens, JD, Director since 2/15/06, age 45:

•	October 2005 to present: Serve on the Federal Crop Insurance Corporation Board.

•	1997 to 2005: Insurance Commissioner of the State of Arkansas.

•	2004 to 2004: Chairman of the NAIC’s International Insurance Relations Committee Antifraud Task Force and USA Patriot Act Working Group.

•	2003: President of the National Association of Insurance Commissioners

•	1990 to 1997: Partner in the Friday, Eldredge & Clark law firm. Resumed position in 2006 after retiring as Insurance Commissioner of the State of Arkansas.

Item 11.	Executive Compensation

The following table sets forth our director and executive officers stock compensation package at the close of December 31, 2006, annual compensation, and those participating in the health benefits plan.

Officer and Director Summary Table (includes all classes of stock held)

Name	Heath Insurance	Stock Held and Class	Annual Compensation
J. Matt Lile, III, RHU, President	Yes	PA 200,000; PB 200,000	$58,423
Allen A. Hayes, MD PhD, Director	No	PA 3,350; PB 50,000	$6,766
Malcolm L. Pollard, JD, CPA, Treasurer & Secretary	No	PA 3,350; PB 100,000	$8,739
Ann M. Perniciaro, Director	Yes	PA 3,350; PB 50,000	$8,703
J. Michael Pickens, JD, Director	No	PB 100,000	$8,135

Footnotes:

•	PA refers to Class A Preferred Shares
•	PB refers to Class B Preferred Shares
•	Health insurance coverage for employee, officer or director only is $419 per month or $5,028 annually.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J Matt Lile, President	2006	58,423		—				5,028	63,451

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
NONE

2006 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2006 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
NONE

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
NONE

2006 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm Pollard	8,739	—					8,739
Allen Hayes	6,766	—					6,766
Ann Perniciaro	8,703	—					8,703
Michael Pickens	8,135	30,000					38,135

2006 OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
J Matt Lile, President	2006			5,028				5,028
Ann Perniciaro, Director	2006			5,028				5,028

2006 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
NONE

2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason
Name	Benefit			Voluntary Termination	Death	Disability	Change in Control
NONE

2006 GRANTS OF PLAN-BASED AWARDS TABLE

			Number of Non-Equity Incentive Plan	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant
Name	Grant Date	Approval Date	Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($ / Sh)	Date ($ / Sh)

Michael Pickens, Director	01/06									100,000			$0.30

Stock awards to directors were in Preferred Class B Shares which convert 1:2 to common that is for every 1 share of preferred B equals 2 common shares.

Item 12.	Certain Relationships and Related Transactions

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at December 31, 2006 and 2005 was $25,000 and $0 respectively.

The Company has leased over 4,000 square feet of office space from its President. The lease will begin in 2007 and provides a lease rate at market value. This transaction was entered into for the benefit of those services being rendered—establishment of the agent network to PEOs, Associations, Unions, and Employers—and for extending office space to the company at a discounted rate for a minimum of five years—set forth in the schedule below—to launch operations of Vsurance in exchange for 500,000 shares of Class A preferred stock. Rental space located in downtown little rock in a historic building on the national register of some 4,000 plus square feet with adjacent accommodations for management.

Lease Year	Lease Rate	Market	Savings/loss to owner
One	$4.00	$10	$24,000
Two	$5.00	$10	$20,000
Three	$6.00	$10	$16,000
Four	$7.00	$10	$12,000
Five – Ten	$8.00	$10	$8,000

Total all years			$80,000

Stock price of shares based on the registered offering $1.00; however, given the default status of the Company on the Samir loan and the need to forge ahead with operations if it is to raise capital the following price per share has been established for these restricted shares. With only 4,000 shares sold at the offering price of $1.00 all other common shares issued were promissory notes that converted that resulted in discounts to as little as $0.31 per share. Therefore, as a result of further financial deterioration the value of the shares is $80,000 or $0.16 per share.

Item 13.	Exhibits

3.1	—Articles of Incorporation (1)

3.1 (b)	—Amendment to the Articles of Incorporation (1)

3.2	—Bylaws (1)

3.3	—Certificate of Designation of Preferences, Rights and Limitations of Series A ,B, and C Convertible Preferred Stock (3)

4.1	—Form of Common Stock Certificate (1)

10.1	—Escrow Agreement (1)

10.2	—Loan and Security Agreement by and between Samir Financial, L.L.C., and Vsurance, Inc. (2)

10.3	—Attachments to Loan and Security Agreement (4)

10.4	—Guarantee of Russell Smith III (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (6)

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (6)

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

99.1	—Subscription Agreement (3)

99.2	Securities Purchase Agreement (5)

(1)	Previously filed as an Exhibit to Vsurance’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 24, 2006.

(2)	Previously filed as Exhibit 10.2 Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on May 30, 2006.

(3)	Previously filed as an Exhibit 99.1 Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on June 23, 2006.

(4)	Previously filed as an Exhibit to Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on September 22, 2006.

(5)	Previously filed as an Exhibit to Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on October 13, 2006.

(6)	Filed herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Lawrence Scharfman CPA audited the Company’s financial statements for the period for July 20, 2005 (inception) since December 31, 2006. Fees related to services performed by Lawrence Scharfman CPA were as follows:

2006
Audit Fees (1)	$25,000
Audit-Related Fees	-0-
Tax Fees (2)	-0-
All Other Fees (3)	-0-
Total	$25,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company’s management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2006 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Date)	VSURANCE, INC.
(Registrant)

April 16, 2007	By:	/s/ J. MATT LILE, III
J. Matt Lile, III
President

April 16, 2007		/s/ MALCOLM POLLARD
Malcolm Pollard
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. MATT LILE, III J. Matt Lile, III President	April 16, 2007

/s/ Malcolm L. Pollard, JD, CPA Malcolm L. Pollard, JD, CPA Director, Secretary/Treasurer/Chief Financial Officer / Principal Accounting Officer	April 16, 2007

/s/ Ann M. Perniciaro Ann M. Perniciaro Director	April 16, 2007

/s/ J. Michael Pickens, JD J. Michael Pickens, JD Director	April 16, 2007

/s/ Allen A. Hayes, MD PhD Allen A. Hayes, MD PhD Director	April 16, 2007

VSURANCE, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.