Form 10QSB
period 2007-03-31
Vsurance
filed 2007-05-21
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s preferred and common stock, par value $.001, outstanding as of March 31, 2007: 27,483,030 shares.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

VSURANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$95,628	$107,047
Commissions receivable	5,061	1,025
Prepaid expenses	439,667	496,667

Total Current Assets	540,356	604,739

Fixed Assets
Property and equipment—net	125,524	129,286

Other Assets
Software	375,878	460,434
Prepaid expenses	488,500	—
Trademarks	25,576	22,390
Vet MD data base	105,000	105,000
Goodwill	415,000	415,000
Insurance Agency Licenses	—	—

	1,409,954	1,002,824

Total Assets	$2,075,834	$1,736,849

	March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$744,179	$578,656
Line of Credit	49,173	49,173
Note payable	4,025,000	4,025,000
Accrued interest	458,333	58,333
Loan extension fee payable	300,000	500,000
Current portion of long-term debt	55,000	55,000

Total Current Liabilities	5,631,685	5,266,162

Long-term Debt
Note payable	140,500	175,000

Stockholders’ Equity
Stock subscriptions receivable	(15,000,000)	—
Preferred stock	6,991	6,991
Common stock	20,492	3,692
Additional paid in capital	17,773,872	1,425,672
Deficit accumulated during the development stage	(6,497,706)	(5,140,668)

Total Stockholders’ Equity	(3,696,351)	(3,704,313)

Total Liabilities and Stockholders’ Equity	$2,075,834	$1,736,849

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Income

For the Quarter Ending March 31, 2007 and the Year ending December 31, 2006 and From July 20, 2005 (Inception) through March 31, 2007

	2007	2006	Since Inception
Revenues	$5,218	$4,019	$9,237

Marketing expenses	75,208	297,636	372,844
General and administrative expenses	1,287,048	3,768,602	6,134,099

Income (loss) before taxes	(1,357,038)	(4,062,219)	(6,497,706)
Provision for taxes	—	—	—

NET INCOME (LOSS)	$(1,357,038)	$(4,062,219)	$(6,497,706)

Earnings Per Share
Basic	$(0.03)
Average shares outstanding	48,236,908

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Quarter Ending March 31, 2007 and the Year ending December 31, 2006 and From July 20, 2005 (Inception) through March 31, 2007

	2007	2006	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(1,357,038)	$(4,062,219)	$(6,497,706)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	5,745	11,574	17,569
Amortization	84,556	219,021	306,744
Stock issued for services	62,500	264,900	414,338
Increase in Commissions receivable	(4,036)	(1,025)	(5,061)
Increase in Prepaid Expenses	256,000	122,275	(240,666)
(Decrease) Increase in Accounts payable	165,523	439,921	744,177
Increase in Accrued interest	400,000	58,333	481,347
Increase in Loan extension fee payable	(200,000)	500,000	300,000

Net Cash Used in Operation Activities	(586,750)	(2,447,220)	(4,479,258)

Cash Flows For Investing Activities
Purchase of Fixed assets	(1,983)	(140,610)	(142,593)
Stock subscriptions receivable	—	—	—
Software costs	—	(660,122)	(660,122)
Trademarks	(3,186)	(22,390)	(25,576)
Investment Animal ID	—	(250,000)	(250,000)
Vet MD data base	—	(105,000)	(105,000)

Net Cash Used in Investing Activities	(5,169)	(1,178,122)	(1,183,291)

Cash Flows From Financing Activities
Proceeds from Line of credit	—	49,173	49,173
Payments on Long term debt	(34,500)	—	(34,500)
Proceeds from Notes Payable	—	2,481,986	4,231,986
Proceeds from Animal ID Note payable	—	—	—
Sale of Capital Stock	615,000	773,975	1,511,518

Net Cash From Financing Activities	580,500	3,305,134	5,758,177

Net Increase (Decrease) in Cash and Cash Equivalents	(11,419)	(320,208)	95,628
Cash and Cash Equivalents—Beginning	107,047	427,255	—

Cash and Cash Equivalents—Ending	$95,628	$107,047	95,628

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through March 31, 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500
Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—
Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	—	—	—
Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Shares issued for services	1,005,000	1,005	25,000	25	263,870	—	—	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	—	—	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	—	—	165,000
Shares sold	—	—	95,150	95	49,480	—	—	49,575
Net Loss	—	—	—	—	—	—	(4,062,219)	(4,062,219)

Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	—	(5,140,668)	(3,704,313)
Shares for services	—	—	1,000,000	1,000	749,000	—	—	750,000
Sale of shares	—	—	15,800,000	15,800	15,599,200	(15,000,000)	—	615,000
Net loss	—	—	—	—	—	—	(1,357,038)	(1,357,038)

Balance March 31, 2007	6,990,650	$6,991	20,492,380	$20,492	$17,773,872	$(15,000,000)	$(6,497,706)	$(3,696,351)

See accompanying notes to financial statements

VSURANCE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Vet MD Data Base

Vet MD Data Base represents third party costs incurred in the development of an internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by mid 2007.

Goodwill

On June 2, 2006 the Company entered into an agreement to purchase 100% of the outstanding stock of Animal ID LLC for $415,000. The final agreement for the acquisition was completed on February 2, 2007. The purchase price consists of $20,000 cash, $165,000 in the Company’s common stock and a note for $230,000. The upon closing the acquired company had no assets and minimal liabilities. The entire purchase price represents Goodwill and will be accounted for in accordance with SFAS 142.

Insurance Agency Licenses

Insurance Agency Licenses represents 102 admitted and surplus lines insurance licenses assigned to it by a shareholder and a consultant. Due to the difficulty in valuing these licenses the Company has assigned a carrying value of $0.

Prepaid Expenses

Prepaid expenses represent prepaid promotional expenses from a contract entered into in January 2007. The Company issued 1,000,000 shares of its Common stock for services valued at $750,000. The services are to be delivered over a three year period. The prepaid portion of this contract is being amortized over its 36 month life on the straight line basis. The amounts amortized in the periods ending March 31, 2007 and December 31, 2006 was $62,500 and $0 respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	March 31, 2007	December 31, 2006
Equipment	$70,427	$66,445
Leasehold Improvements	72,666	72,666
Less Accumulated Depreciation	(17,569)	(11,825)

	$125,524	$129,286

Lease hold Improvements were not in service during 2007. It is anticipated that they will be placed in service in the first half of 2007. Depreciation expense for the quarter ended March 31, 2007 and the year ended December 31, 2006, and since inception was $5,745, $11,574 and $17,569 respectively.

NOTES 4 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at March 31, 2007 and December 31, 2006 was $49,173.

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

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. There is still $300,000 of this fee outstanding at March 31, 2007. This fee is being amortized over the six month extension period.

The balance of the loan at March 31, 2007 and December 31, 2006, was $4,000,000.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance outstanding on the loan at March 31, 2007 and December 31, 2006 was $25,000.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The balance of the loan at March 31, 2007 and December 31, 2006, was $195,500 and $230,000 respectively.

NOTE 5 – INCOME TAXES

The Company has a net operating loss of approximately $6,000,000 available for carry-forward of up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations there under, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. There were no temporary differences allowing no deferred tax liabilities to arise.

NOTE 6 – EQUITY

Earnings per share

The Company has adopted the provisions of SFAS 128 in the computation of earnings whereby the convertible Preferred Stock was deemed converted to common stock on date of issue.

Common Stock

The Company has 250,000,000 shares of common stock authorized with 20,492,380 and 3,692,380 and shares outstanding at March 31, 2007 and December 31, 2006 respectively.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 6,015,150 shares outstanding at both March 31, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 975,500 shares outstanding at both March 31, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred B to common.

Preferred Stock Class C

The Company has designated a class C Preferred Stock. No shares are authorized or outstanding at March 31, 2007 or December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s discretion to the Company’s Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights.

Shares for Services

During the period the Company issued shares for services, equipment and software. All values of shares issued were agreed upon by the parties involved, not including an unrelated third party, contemporaneous with the transaction, and equipment contributed was values at the contributors historical cost less depreciation to date. A breakdown of these issues is as follows;

	Preferred A	Preferred B	Common	Value
For Equipment
August 20, 2005	62,000	0	0	$500

For Software
August 20, 2006	750,000	0	0	$22,500

For Services
August 20, 2005	600,000	0	0	$15,000
August 25, 2005	0	250,000	0	7,500
October 22, 2005	1,500,000	0	0	45,000
October 25, 2005	300,000	300,000	0	18,000
October 31, 2005	0	50,000	0	1,437
January 31, 2006	65,000	0	0	79,500
March 8, 2006	65,000	100,000	0	49,000
April 11, 2006	0	100,000	0	30,000
December 5, 2006	0	0	25,000	25,000
December 29, 2006	740,000	0	0	160,900
January 22, 2007	0	0	1,000,000	750,000

	3,270,000	800,000	1,025,000	$1,181,337

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

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 for a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at March 31, 2007 and December 31, 2006 was $25,000.

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

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its December 31, 2006 10-KSB.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

PLAN OF OPERATIONS

We commenced operations June 2006 on a small scale as our public portals were under initial development. The VetpetMD portal—www.vetpetmd.com—as reported in the December 31, 2006 10-KSB had: 274,812 site hits; 46,241 page views; and established 6,605 visits of which 3,316 were unique visitors. In the first quarter of 2007 alone this website has exceeded last years total numbers by having 298,243 site hits; 54,935 page views; and established 7,165 visits of which 3,553 were unique visitors. The pet insurance site—www.purrfectinsurance.com—reported in the 10-KSB as having: 858,418 site hits; 203,134 page views; and established 14,727 visits of which 8,171 were unique visitors. In the first quarter of 2007 alone this website traffic reached 40% of last years total numbers by having 304,291 site hits; 41,862 page views; and established 5,385 visits of which 3,206 were unique visitors. Our main home page—www.vsurance.com—delivered similar results with the first quarter website traffic reaching 70% of last years total numbers: 559,125 site hits 12/31/06 compared with 226,585 site hits 03/31/07; 296,747 page views 12/31/06 compared with 140,630 page views 03/31/07; and established 18,637 visits 12/31/06 of which 8,964 were unique visitors compared with 9,756 visits 03/31/07 of which 6,197 were unique visitors. From this visitation we now have 601 policyholders with annual written premium in excess of $30,000. As we ended this quarter our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We now have more than 95 relationships and wherein we have the potential to reach more than 30 million members who are potential pet owners.

In 2007, our plan is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our Animal-ID tracking business; further, to introduce an inexpensive GPS pet tracking collar; and increase pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales will require further capital; therefore, we have engaged Westminster Securities Corporation to raise $7 million. Additionally, since our stock is quoted on the OTCBB we need to increase investor awareness and deliver returns for shareholders. Orbital TV has been engaged to produce and air several commercials in designed market areas to reach more than 55 million homes whose pet market size is over 10 million.

Our continuation as a going concern depends upon our ability to increase website traffic, ramp up policy sales while obtaining further capital wherein the loan with Samir Financial can be repaid. This is the overall objective of this operating year.

EXECUTIVE SUMMARY

For the first quarter of fiscal 2007, we reported a Net Loss of $1,357,038 and Basic Earnings per Share of $(0.03) and a since inception date Net Loss of $6,497,706 and Basic Earnings per Share of $(0.13).

We are a development stage company because we have not raised sufficient capital to retire our debt and while marketing relationships continue to grow, given our limited capital only minimal marketing has been done. As a result there are only 601 of membership and certificates of insurance to Purrfect Pet Club members that amounts to more than $30,000 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people. The Idaho Department of Insurance has approved the Company’s purchase of the Universal Life Insurance Company charter. When the Idaho Insurance Commissioner issues its order certifying the terms of the purchase the required disclosures shall be made.

The Company’s SB2 which had been filed February 26, 2006, became effective shortly after the close of the third quarter on October 27, 2006 (see 2006 prospectus file number 333-132028). This registration statement was completed on January 6, 2007, after selling 17,527,230 shares of common stock in consideration of cash, conversion of debt to third parties, and promissory notes. The focus of management has now changed to raising capital and on generating policy sales through its online websites.

RESULTS OF OPERATIONS

First London Securities filed our 15c211 on February 2, 2007 and National Association of Securities Dealers (NASD) cleared our filing for an un-priced quotation on the OTC Bulletin Board April 26, 2007.

Revenues - increased from $4,019 at December 31, 2006 to $5,218 at March 31, 2007, an increase of $1,199, is the result of the sale of pet health insurance plans.

Operating Expenses - increased from $4,066,238 at December 31, 2006 to $1,362,256 at March 31, 2007, for a since inception total of $6,506,943, which is primarily the result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Net Income (Loss) - Net loss increased from net income of $4,062,219 at December 31, 2006 to $1,357,038 at March 31, 2007, for a since inception total net loss of $6,497,706, which is primarily the result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 we had total assets of $2,075,834 of which $95,628 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan.

Current Assets

Cash - decreased from $107,047 at December 31, 2006 to $95,628 at March 31, 2007, a decrease of $11,419 primarily as a result of developing the online resource center websites and computer operating systems.

Commission receivable - increased from $1,025 at December 31, 2006 to $5,061 at March 31, 2007, an increase of $4,037, primarily as a result of the sale of pet health insurance plans.

Prepaid expenses - decreased from $496,667 at December 31, 2006 to $439,667 at March 31, 2007, a decrease of $57,000, primarily as a result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets - decreased from $604,739 at December 31, 2006 to $540,356 at March 31, 2007, a decrease of $64,383 primarily as a result of the commencement and launch of business operations.

Net Fixed Assets - decreased from $129,286 at December 31, 2006 to $125,524 at March 31, 2007, a decrease of $3,762, primarily as a result of the commencement and launch of business operations.

Other Assets - increased from $1,002,824 at December 31, 2006 to $1,409,954 at March 31, 2007, an increase of $407,130, primarily as a result of prepaid expenses of marketing.

Liabilities

Total Liabilities - increased from $5,266,162 at December 31, 2006 to $5,631,685 at March 31, 2007, an increase of $365,523, primarily as a result of accrued interest on the Note payable to Samir Financial (Footnote 4).

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

January 2007 Life Cycle Stage (Eleventh Development Period)—Share value was established at $0.75 to $1.00.

An experienced marketing professional and the Company in the immediate need to generate product sales and Company awareness engaged an individual to provide an array of marketing services and expertise for a three year period (January 10, 2007 through January 10, 2010) in exchange for 1,000,000 shares of common stock, pursuant to Regulation Rule S8, in lieu of cash payments. These services included targeted database e-mailings; web based and televised product commercial consulting (television marketing); ARCA race team sponsorship procurement; internet marketing (web-based partnerships); and administration efficiency analysis of all marketing program costs. Given the financial condition of the Company, Samir Financial Loan Maturity, limited cash, and going concern rendered in the audit report it is the opinion of Management that all efforts to improve sales must be undertaken… especially those experts willing to accept stock as payment in lieu of cash. The stock was discounted $0.25 due to the going concern risk from the registration offering price of $1.00 to $0.75; furthermore, these services were valued at $750,000 which equated to an annual cost of $250,000 or $20,833 per month. This is based on a 50 hours per month devoted to the company at an hourly cost of $417 inclusive of out-of-pocket expenses.

Pursuant to an effective registration statement three independent groups subscribed to 15 million common shares under a Promissory Note, wherein payment shall be tendered on or before July 25, 2007. The subscriber is an accredited investor and these shares are for their company’s designated holdings.

Pursuant to an effective registration statement combined with a Convertible Security & Promissory Note an individual loaned the Company $500,000 less prepaid promissory note closing fees of $50,000 which netted the Company $450,000; wherein 500,000 shares of common stock would serve as collateral for this 12-month loan. This loan can be converted at the option of the lender at anytime before 1-year provided the 30-day average stock trading price is greater than or equal to $1.50. At maturity the loan must be repaid in either cash or stock provided the average trading price is more than $1.00; otherwise the repayment must be made in cash as a true debt instrument with all shares being returned to the Company.

Pursuant to an effective registration statement combined with a Convertible Security & Promissory Note an individual loaned the Company $300,000 less prepaid promissory note closing fees of $50,000 which netted the Company $250,000; wherein 300,000 shares of common stock would serve as collateral for this 12-month loan. This loan can be converted at the option of the lender at anytime before 1-year provided the 30-day average stock trading price is greater than or equal to $1.50. At maturity the loan must be repaid in either cash or stock provided the average trading price is more than $1.00; otherwise the repayment must be made in cash as a true debt instrument with all shares being returned to the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)		VSURANCE, INC.
(Registrant)
May 21, 2007
	By:	/s/ J. MATT LILE, III
J. Matt Lile, III
President

May 21, 2007		/s/ MALCOLM POLLARD
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