Form 10QSB
period 2007-06-30
Vsurance
filed 2007-08-20
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s preferred and common stock, par value $.001, outstanding as of June 30, 2007: 142,616,840 shares.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

VSURANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

June 30, 2007 and December 31, 2006

ASSETS	June 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$89,204	$107,047
Commissions receivable	11,989	1,025
Prepaid expenses	—	496,667

Total Current Assets	101,193	604,739

Fixed Assets
Property and equipment—net	47,113	129,286

Other Assets
Software	291,324	460,434
Prepaid expenses	—	—
Trademarks	25,576	22,390
Vet MD data base	105,000	105,000
Goodwill	415,000	415,000
Insurance Agency Licenses	—	—

	836,900	1,002,824

Total Assets	$985,206	$1,736,849

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

June 30, 2007 and December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2007	December 31, 2006
Current Liabilities
Accounts payable	$852,690	$578,656
Line of Credit	50,784	49,173
Note payable	5,000,000	4,025,000
Accrued interest	—	58,333
Accrued wages	85,094
Shareholder advances	59,137
Loan extension fee payable	300,000	500,000
Current portion of long-term debt	55,000	55,000

Total Current Liabilities	6,402,705	5,266,162

Long-term Debt
Note payable	146,190	175,000

Stockholders’ Equity
Stock subscriptions receivable	(115,371,700)	—
Preferred stock	12,208	6,991
Common stock	130,409	3,692
Additional paid in capital	119,050,048	1,425,672
Deficit accumulated during the development stage	(9,384,654)	(5,140,668)

Total Stockholders’ Equity	(5,563,689)	(3,704,313)

Total Liabilities and Stockholders’ Equity	$985,206	$1,736,849

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Income

For the Quarter and Six Months Ending June 30, 2007 and the Year ending December 31, 2006 and From July 20, 2005 (Inception) through June 30, 2007

	Quarter June 30, 2007	Six-Months June 30, 2007	2006	Since Inception
Revenues	$6,183	$11,401	$4,019	$15,420

Marketing expenses	729,983	805,191	297,636	1,102,827
General and administrative expenses	2,016,468	3,303,516	3,768,602	8,150,567

Income (loss) before taxes	(2,740,268)	(4,097,306)	(4,062,219)	(9,237,974)

Other Income/Expense
Adbandoment loss	146,680	146,680	—	146,680

Provision for taxes	—	—	—	—

NET INCOME (LOSS)	$(2,886,948)	$(4,243,986)	$(4,062,219)	$(9,384,654)

Earnings Per Share
Basic	$(0.02)	$(0.04)
Average shares outstanding	156,516,229	103,171,568

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Quarter and Six Months Ending June 30, 2007 and the Year ending December 31, 2006 and From July 20, 2005 (Inception) through June 30, 2007

	Quarter June 30, 2007	Six-Months June 30, 2007	2006	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(2,886,948)	$(4,243,986)	$(4,062,219)	$(9,384,654)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	5,745	11,490	11,574	23,314
Amortization	84,554	169,110	219,021	391,298
Stock issued for services	1,562,000	1,624,500	264,900	1,976,338
Abandonment loss	146,680	146,680		146,680
Increase in Commissions receivable	(6,928)	(10,964)	(1,025)	(11,989)
Increase in Prepaid Expenses	166,653	422,653	122,275	(74,013)
(Decrease) Increase in Accounts payable	108,511	274,034	439,921	852,688
Increase in Accrued interest	516,667	916,667	58,333	998,014
Increase in Accrued wages	85,094	85,094		85,094
Increase in Loan extension fee payable	—	(200,000)	500,000	300,000

Net Cash Used in Operation Activities	(217,972)	(804,722)	(2,447,220)	(4,697,230)
Cash Flows For Investing Activities
Purchase of Fixed assets	—	(1,983)	(140,610)	(142,593)
Stock subscriptions receivable	—	—	—	—
Software costs	—	—	(660,122)	(660,122)
Trademarks	—	(3,186)	(22,390)	(25,576)
Investment Animal ID	—	—	(250,000)	(250,000)
Vet MD data base	—	—	(105,000)	(105,000)

Net Cash Used in Investing Activities	—	(5,169)	(1,178,122)	(1,183,291)
Cash Flows From Financing Activities
Proceeds from Line of credit	1,611	1,611	49,173	50,784
Proceeds from Shareholder advances	59,137	59,137		59,137
Payments on Long term debt	22,500	(12,000)	—	(12,000)
Proceeds from Notes Payable	—	—	2,481,986	4,231,986
Proceeds from Stock subscriptions	128,300	128,300	—	128,300
Sale of Capital Stock	—	615,000	773,975	1,511,518

Net Cash From Financing Activities	211,548	792,048	3,305,134	5,969,725

Net Increase (Decrease) in Cash and Cash Equivalents	(6,424)	(17,843)	(320,208)	89,204
Cash and Cash Equivalents—Beginning	95,628	107,047	427,255	—

Cash and Cash Equivalents—Ending	$89,204	$89,204	$107,047	89,204

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through June 30, 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500
Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—
Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	—	—	—
Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Shares issued for services	1,005,000	1,005	25,000	25	263,870	—	—	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	—	—	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	—	—	165,000
Shares sold	—	—	95,150	95	49,480	—	—	49,575
Net Loss	—	—	—	—	—	—	(4,062,219)	(4,062,219)

Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	—	(5,140,668)	(3,704,313)
Shares for services	—	—	1,000,000	1,000	749,000	—	—	750,000
Sale of shares	—	—	15,800,000	15,800	15,599,200	(15,000,000)	—	615,000
Net loss	—	—	—	—	—	—	(1,357,038)	(1,357,038)

Balance March 31, 2007	6,990,650	6,991	20,492,380	20,492	17,773,872	(15,000,000)	(6,497,706)	(3,696,351)
Preferred shares converted	(1,800,000)	(1,800)	9,000,000	9,000	(7,200)	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	128,300	—	128,300
Shares issued for services	7,017,000	7,017	900,000	900	866,583	—	—	874,500
Shares issued for debt	—	—	16,810	17	16,793	—	—	16,810
Sale of shares	—	—	100,000,000	100,000	100,400,000	(100,500,000)	—	—
Net loss	—	—	—	—	—	—	(2,886,948)	(2,886,948)

Balance June 30, 2007	12,207,650	$12,208	130,409,190	$130,409	$119,050,048	$(115,371,700)	$(9,384,654)	$(5,563,689)

See accompanying notes to financial statements

VSURANCE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. At June 30, 2007 this subsidiary was still dormant.

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

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the quarter ending, six-months ending June 20, 2007, the year ended December 31, 2006, and since inception was $84,554, 169,110, $216,021 and $391,298 respectively.

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

Prepaid Expenses

Prepaid expenses represent prepaid promotional expenses from a contract entered into in January 2007. The Company issued 1,000,000 shares of its Common stock for services valued at $750,000. The services are to be delivered over a three year period. The prepaid portion of this contract is being amortized over its 36 month life on the straight line basis. The prepaid marketing fees were determined my management to be of no value in the second quarter of 2007. The balance of the prepaid fees at that time was written off.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	June 30, 2007	December 31, 2006
Equipment	$70,427	$66,445
Leasehold Improvements	0	72,666
Less Accumulated Depreciation	(23,314)	(11,825)

	$47,113	$129,286

Lease hold Improvements were not in service during 2007. The Company abandoned its Little Rock office at June 30, 2007. The balance of the leasehold improvement was written off to Abandonment loss. Depreciation expense for the quarter ended, six-months ended June 30, 2007, the year ended December 31, 2006, and since inception was $5,745, $11,490, $11,574 and $23,314 respectively.

NOTES 4 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at June 30, 2007 and December 31, 2006 was $50,784 and $49,173 respectively.

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

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. There is still $300,000 of this fee outstanding at June 30, 2007. This fee is being amortized over the six month extension period.

The balance of the loan at June 30, 2007 and December 31, 2006, was $5,000,000 with accrued interest and $4,000,000.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance outstanding on the loan at June 30, 2007 and December 31, 2006 was $25,000.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The balance of the loan at June 30, 2007 and December 31, 2006, was $176,190 and $205,000 respectively.

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

Common Stock

The Company has 250,000,000 shares of common stock authorized with 130,409,190 and 3,692,380 and shares outstanding at June 30, 2007 and December 31, 2006 respectively.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 4,110,100 and 6,015,150 shares outstanding at June 30, 2007 and December 31, 2006 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 445,500 and 975,500 shares outstanding at both June 30, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred B to common.

Preferred Stock Class C

The Company has 7,652,050 and 0 shares outstanding at June 30, 2007 or December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s discretion to the Company’s Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights.

Shares for Services

During the period the Company issued shares for services, equipment and software. All values of shares issued were agreed upon by the parties involved, not including an unrelated third party, contemporaneous with the transaction, and equipment contributed was values at the contributors historical cost less depreciation to date. A breakdown of these issues is as follows;

	Preferred A	Preferred B	Common	Value
For Equipment
August 20, 2005	62,000	0	0	$500

For Software
August 20, 2006	750,000	0	0	$22,500

For Services
August 20, 2005	600,000	0	0	$15,000
August 25, 2005	0	250,000	0	7,500
October 22, 2005	1,500,000	0	0	45,000
October 25, 2005	300,000	300,000	0	18,000
October 31, 2005	0	50,000	0	1,437
January 31, 2006	65,000	0	0	79,500
March 8, 2006	65,000	100,000	0	49,000
April 11, 2006	0	100,000	0	30,000
December 5, 2006	0	0	25,000	25,000
December 29, 2006	740,000	0	0	160,900
January 22, 2007	0	0	1,000,000	750,000
June 1, 2007	0	0	900,000	90,000
June 30, 2007	75,000	0	0	7,500

	3,345,000	800,000	1,925,000	$1,278,837

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

The Company also issue 6,942,000 shares of Preferred C on June 30, 2007, for services valued at $777,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at June 30, 2007 and December 31, 2006 was $25,000.

The Company also owed another shareholder and officer $59,137 for funds advanced.

The Company has leased over 4,000 square feet of office space from its President. The lease was abandoned on June 30, 2007.

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

NOTE 9 – ABANDONMENT LOSS

The Company decided on June 30, 2007, to abandon its Little Rock offices. A loss of $146,680 was recognized as the estimated cost of this decision. Also, in the second quarter of 2007 management determined that the prepaid marketing fees capitalized in the first quarter of 2007 were of no value. The $750,000 of fees were written off in the first half of 2007.

NOTE 10 – GOING CONCERN

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

NOTE 11 – SUBSEQUENT EVENT

On July 11, 2007, the Shareholders and Board of Directors effected a change to the Company’s Articles of Incorporation to increase the authorized shares of common stock to 500,000,000, par value $.001 and established a class of preferred shares with non-dilutive voting rights, recognized as class ‘D’ totaling 100,000, par value $.001. Also, action was taken to enact a one for 80 reverse stock split, to be effective as of the filling of an amendment to the Company’s Articles of Incorporation. Neither of these actions have been reflected in the attached financial statements.

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its March 31, 2007 10-QBB and December 31, 2006 10-KSB.

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

PLAN OF OPERATIONS

We commenced operations in June, 2006 on a small scale as our public portals were under initial development. The VetpetMD portal—www.vetpetmd.com—as reported in the March 31, 2007 10-QSB had: 298,243 site hits; 54,935 page views; and established 7,165 visits of which 3,553 were unique visitors. In the second quarter of 2007 this website has exceeded the first quarter numbers by having 546,030 site hits; 118,862 page views; and established 8,091 visits of which 4,576 were unique visitors. The pet insurance site—www.purrfectinsurance.com—reported in the 10-QSB as having: 304,291 site hits; 41,862 page views; and established 5,385 visits of which 3,206 were unique visitors. In the second quarter of 2007 this website has exceeded the first quarter numbers by having 608,093 site hits; 78,129 page views; and established 9,681 visits of which 6,129 were unique visitors. Our main home page—www.vsurance.com—delivered similar results with the first quarter website traffic reaching 70% of last years total numbers: 226,585 site hits 03/31/07 compared with 381,051 site hits 06/30/07; 140,630 page views 03/31/07 compared with 271,924 page views 06/30/07; and established 9,756 visits 03/31/07 of which 6,197 were unique visitors compared with 16,631 visits 06/30/07 of which 10,334 were unique visitors. From this visitation we now have 1,036 policyholders with annual written premium in excess of $49,000. As we ended this quarter our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We now have more than 95 relationships and wherein we have the potential to reach more than 30 million members who are potential pet owners.

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

EXECUTIVE SUMMARY

For the second quarter of fiscal 2007, we reported a Net Loss of $2,886,948 and Basic Earnings per Share of $(0.02) and a six-month date Net Loss of $4,243,986 and Basic Earnings per Share of $(0.04).

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

RESULTS OF OPERATIONS

First London Securities filed our 15c211 on February 2, 2007 and National Association of Securities Dealers (NASD) cleared our filing for an un-priced quotation on the OTC Bulletin Board April 26, 2007 under the stock symbol VURC.OB. On July 27, 2007, SEC had no further comment on our Schedule 14C filing which included a reverse stock split. NASD reversed the stock on August 14, 2007 and issued a new stock symbol of VSUR.OB. On or about July 27, 2007, a notice and information statement (the “Information Statement”) was mailed to the stockholders of record, as of July 11, 2007, of Vsurance, Inc., a Nevada corporation (the “Company”) pursuant to Section 14(c) of the Exchange Act of 1934, as amended. The Information Statement was circulated to advise the shareholders of action already approved and taken without a meeting by written consent of the shareholders who collectively held a majority of the voting power of the Company’s capital stock and further served as the Annual Meeting. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposal did not become effective until 20 days after the date this Information Statement is mailed to the shareholders. The actions that became effective twenty days after the mailing of this Information Statement was as follows:

•	Four members were elected to the Company’s Board of Directors to hold office until the Company’s Annual Meeting of Stockholders in 2008 or until his successor is duly elected and qualified; and

•	The appointment of Lawrence Scharfman, CPA as the Company’s independent certified public accountants was ratified; and

•	The appointment of W. Russell Smith, III as Chairman and CEO was ratified; and

•

The amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000, par value $.001 and establish a class of preferred shares with non-dilutive majority voting rights, recognized as class “D” totaling 100,000, par value $.001, was ratified; and

•	Enacted a one for eighty reverse stock split, to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State.

MATERIAL TERMS OF THE NEW CLASS OF PREFERRED SHARES

Following becoming effective after we file Articles of Amendment to our Articles of Incorporation, we will be authorized to issue up to 500,000,000 shares of common stock, par value $0.001, and 20,100,000 shares of preferred stock, $0.001 par value which is segmented as follows: 8 million class A; 2 million class B; 10 million class C; and 100,000 class D. Presently the Articles authorize the company to issue 300,000,000 shares of common stock, par value $0.001 and 20,100,000 shares of preferred stock, $0.001 par value which is segmented as follows: 8 million class A; 2 million class B; and 10 million class C. This change only increases the number of authorized common shares by 200,000,000. There are no pending stock offerings, investments, or plan equity sales at this time. This increase is merely, an administrative process, to reduce any further Article filing fees if changes needed to be made.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders, except that a plurality is required for the election of directors. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our directors, and the holders of the remaining shares by themselves cannot elect any directors. Holders of common stock are entitled to receive dividends, if and when declared by our board of directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding, including but not limited to, the preferred stock.

Preferred Stock

Our board of directors will have the authority, without further action by the shareholders, to issue such shares of preferred stock in one or more series and to fix the rights, preferences and the number of shares constituting any series or the designation of such series. The issuance of preferred stock may have the effect of delaying or preventing a change in control or make removal of our management more difficult. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of the common stock and may adversely affect the voting and other rights of the holders of common stock. Further, the class D preferred shall be non-dilutive voting control only with no conversion rights to common stock.

The Board has unanimously adopted and shareholders holding a majority of the Common Stock have approved a resolution to create a new class of preferred shares, class D and to increase the number of shares authorized.

MATERIAL TERMS OF THE REVERSE SPLIT

The Board has unanimously adopted a resolution to effect a one-for-eighty (1:80) reverse stock split (the “Reverse Split”) of the Common Stock. The Board believes that the Reverse Split is in the Company’s best interests, principally because it may increase the trading price of the Common Stock and it reduces the capital structure which might enable the Company to raise capital in order to repay the Samir Financial loan. The Company had been in default to Samir Financial since the $4 million loan actually matured December 14, 2006. This loan was extended until June 15, 2007, provided the Company paid the $500,000 extension fee. Only $200,000 has been paid toward this extension. The demand date of the loan’s maturity has now been set at July 31, 2007 for $5.3 million. Capital must be raised if this loan, which is secured by all company assets, is to be repaid. With that said there are no pending stock offerings, investments, or plan equity sales at this time. An increase in the price of the Common Stock may, in turn, generate greater investor interest in the Common Stock, thereby enhancing the marketability of the Common Stock to the financial community and give us an opportunity to possibly restructure the loan. For example, the resulting reduction in the number of issued and outstanding shares of Common Stock will provide the Company with additional authorized but unissued shares which could be utilized for future acquisitions or mergers or to otherwise carry out the Company’s business objectives.

As of July 11, 2007, there are 66,109,190 shares of common stock issued and outstanding. The immediate effect of the Reverse Split will be to reduce the number of presently issued and outstanding shares of Common Stock from approximately 66,109,190 to approximately up to 826,365. Further, the preferred stock classes A and B received a one-for-sixty five (1:65) reverse stock split and preferred class C received a one-to-five (1:5) reverse stock split with all shares being converted and reissued as common stock. The Company, after this Reverse Split and conversion of all preferred stock to common, now has just one class of equity stock—common—and the issued and outstanding shares totals 65,021,976, which leaves 434,978,024 shares available for issuance following the Reverse Split. We have no plans, proposals, or arrangements, written or otherwise, at this time to issue any of the additional authorized shares at his time.

The Reverse Split will affect all of the holders of the Company’s Common Stock uniformly and will not affect any shareholder’s percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding up of fractional shares.

The Reverse Split of the Common Stock is expected to become effective after we file Articles of Amendment to our Articles of Incorporation (the “Effective Date”). Upon the Effective Date, the Company will notify the National Association of Securities Dealers, requesting that the split be made effective on the Effective Date. The Reverse Split will take place on the Effective Date without any action on the part of the holders of the Common Stock and without regard to current certificates representing shares of Common Stock being physically surrendered for certificates representing the number of shares of Common Stock each shareholder is entitled to receive as a result of the Reverse Split. New certificates of Common Stock will not be issued at this time.

We will, in the filing of our Articles of Amendment to our Articles of Incorporation, retain the authorized shares at 500,000,000 shares at a par value of $0.001.

No fractional shares will be issued in connection with the Reverse Split. Shareholders who would otherwise be entitled to receive fractional shares will have the number of new shares to which they are entitled rounded to the nearest whole number of shares. No shareholders will receive cash in lieu of fractional shares.

We do not have any provisions in our Articles, by laws, or employment or credit agreements to which we are party that have anti-takeover consequences. We do not currently have any plans to adopt anti-takeover provisions or enter into any arrangements or understandings that would have anti-takeover consequences. In certain circumstances, our management may issue additional shares to resist a third party takeover transaction, even if done at an above market premium and favored by a majority of independent shareholders.

Revenues—increased from $4,019 at December 31, 2006 to $6,183 at June 30, 2007, an increase of $2,164, is the result of the sale of pet health insurance plans.

Operating Expenses—increased from $4,066,238 at December 31, 2006 to $2,746,451 at June 30, 2007, for a since inception total of $9,253,394, which is primarily the result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Net Income (Loss)—Net loss increased from net income of $4,062,219 at December 31, 2006 to $2,740,268 at June 30, 2007, for a since inception total net loss of $9,237,974, which is primarily the result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 we had total assets of $985,206 of which $89,204 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan.

Current Assets

Cash—decreased from $107,047 at December 31, 2006 to $89,204 at June 30, 2007, a decrease of $17,843 primarily as a result of developing the online resource center websites and computer operating systems.

Commission receivable—increased from $1,025 at December 31, 2006 to $11,989 at June 30, 2007, an increase of $10,964, primarily as a result of the sale of pet health insurance plans.

Prepaid expenses—decreased from $496,667 at December 31, 2006 to $0 at June 30, 2007, a decrease of the entire amount, primarily as a result of the complete amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets—decreased from $604,739 at December 31, 2006 to $101,193 at June 30, 2007, a decrease of $503,546 primarily as a result of the commencement and launch of business operations.

Net Fixed Assets—decreased from $129,286 at December 31, 2006 to $47,113 at June 30, 2007, a decrease of $82,173, primarily as a result of the commencement and launch of business operations.

Other Assets—increased from $1,002,824 at December 31, 2006 to $836,900 at March 31, 2007, a decrease of $165,924, primarily as a result of amortization of prepaid expenses of marketing.

Liabilities

Total Liabilities—increased from $5,441,162 at December 31, 2006 to $6,548,895 at June 30, 2007, an increase of $1,107,733, primarily as a result of accrued interest on the Note payable to Samir Financial (Footnote 4).

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

April 2007 Life Cycle Stage (Eleventh Development Period)—Share value was established at $0.50 to $1.00.

In an effort to raise sufficient capital to retire the Samir Financial debt, which was past due, several consultants were engaged in exchange for services. Seventy-five thousand (75,000) class A preferred stock shares were issued and were valued at $7,500; Eighty thousand (80,000) class C preferred shares were issued and valued at $80,000; Five million (5,000,000) class C preferred C were issued and valued at $500,000; Twelve thousand (12,000) class C preferred shares were issued and valued at $12,000; 2,810 common shares valued and 13,000 common shares were issued to retire debt valued at $1 per share. Further 100,000,000 million common shares were sold on a note at $1 per share to the Pennington Alexander Group which is due July 15, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)		VSURANCE, INC.
(Registrant)

August 20, 2007

	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III CEO

August 20, 2007		/s/ MALCOLM POLLARD
Malcolm Pollard Principal Accounting Officer

VSURANCE, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.