Form 10QSB/A
period 2007-06-30
Vsurance
filed 2007-08-24
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-QSB/A is being filed for the following purpose: We have revised this Quarterly Report to rectify a non-material Scribner’s error in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. In all other material respects this Amended Quarterly Report on Form 10-QSB is unchanged from the Quarterly Report on Form 10-QSB filed by the Company on August 20, 2007.

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

In 2007, our plan is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our Animal-ID tracking business; further, to introduce an inexpensive GPS pet tracking collar; and increase pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales we will require further capital. Additionally, since our stock is quoted on the OTCBB we need to increase investor awareness and deliver returns for shareholders. Orbital TV has been engaged to produce and air several commercials in designed market areas to reach more than 55 million homes whose pet market size is over 10 million.

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

(Date)		VSURANCE, INC.
(Registrant)

August 24, 2007

	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III CEO

August 24, 2007		/s/ MALCOLM POLLARD
Malcolm Pollard Principal Accounting Officer

VSURANCE, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.