Form 10QSB
period 2007-09-30
Vsurance
filed 2007-11-19
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 333-132028

VSURANCE, INC.

(Small Business Issuer in its Charter)

NEVADA	13-4303483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 N Golden Circle, Suite 304 SANTA ANA, CALIFORNIA	92705
(Address of principal executive offices)	(Zip Code)

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as of September 30, 2007: 65,200,258 shares.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

VSURANCE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheet

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$85,743	$107,047
Commissions receivable	19,689	1,025
Prepaid expenses	—	496,667

Total Current Assets	105,432	604,739

Fixed Assets
Property and equipment—net	51,368	129,286

Other Assets
Software	206,769	460,434
Prepaid expenses	—	—
Trademarks	25,576	22,390
Vet MD data base	105,000	105,000
Goodwill	415,000	415,000
Insurance Agency Licenses	—	—

	752,345	1,002,824

Total Assets	$909,145	$1,736,849

	September 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$933,375	$578,656
Line of Credit	50,784	49,173
Note payable	5,000,000	4,025,000
Accrued interest	541,667	58,333
Accrued wages	173,603
Shareholder advances	40,198
Loan extension fee payable	300,000	500,000
Current portion of long-term debt	55,000	55,000

Total Current Liabilities	7,094,627	5,266,162

Long-term Debt
Note payable	134,965	175,000

Stockholders' Equity
Stock subscriptions receivable	(115,239,523)	—
Preferred stock	100	6,991
Common stock	65,200	3,692
Additional paid in capital	119,127,365	1,425,672
Deficit accumulated during the development stage	(10,273,589)	(5,140,668)

Total Stockholders’ Equity	(6,320,447)	(3,704,313)

Total Liabilities and Stockholders’ Equity	$909,145	$1,736,849

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Income

For the Quarter and Nine-Months Ending September 30, 2007 and the Year ending December 31, 2006 and From July 20, 2005 (Inception) through September 30, 2007

	Quarter September 30, 2007	Nine-Months September 30, 2007	2006	Since Inception
Revenues	$6,460	$17,861	$4,019	$21,880

Marketing expenses	16,523	821,714	297,636	1,119,350
General and administrative expenses	878,872	4,182,388	3,768,602	9,029,439

Income (loss) before taxes	(888,935)	(4,986,241)	(4,062,219)	(10,126,909)
Other Income/Expense
Abandonment loss	—	146,680	—	146,680
Provision for taxes	—	—	—	—
NET INCOME (LOSS)	$(888,935)	$(5,132,921)	$(4,062,219)	$(10,273,589)

Earnings Per Share
Basic	$(0.01)	$(0.15)
Average shares outstanding	65,200,258	34,802,096

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Quarter and Nine Months Ending September 30, 2007 and the Year ending December 31, 2006 and From July 20, 2005 (Inception) through September 30, 2007

	Quarter September 30, 2007	Six-Months September 30, 2007	2006	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(888,935)	$(5,132,921)	$(4,062,219)	$(10,273,589)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	5,745	17,235	11,574	29,059
Amortization	84,555	253,665	219,021	475,853
Stock issued for services	—	1,624,500	264,900	1,976,338
Abandonment loss	—	146,680		146,680
Increase in Commissions receivable	(7,700)	(18,664)	(1,025)	(19,689)
Increase in Prepaid Expenses	74,014	496,667	122,275	1
(Decrease) Increase in Accounts payable	80,685	354,719	439,921	933,373
Increase in Accrued interest	541,667	1,458,334	58,333	1,539,681
Increase in Accrued wages	88,509	173,603		173,603
Increase in Loan extension fee payable	—	(200,000)	500,000	300,000

Net Cash Used in Operation Activities	(21,460)	(826,182)	(2,447,220)	(4,718,690)
Cash Flows For Investing Activities
Purchase of Fixed assets	—	(1,983)	(140,610)	(142,593)
Stock subscriptions receivable	—	—	—	—
Software costs	—	—	(660,122)	(660,122)
Trademarks	—	(3,186)	(22,390)	(25,576)
Investment Animal ID	—	—	(250,000)	(250,000)
Vet MD data base	—	—	(105,000)	(105,000)

Net Cash Used in Investing Activities	—	(5,169)	(1,178,122)	(1,183,291)
Cash Flows From Financing Activities
Proceeds from Line of credit	—	1,611	49,173	50,784
Proceeds from Shareholder advances	(18,939)	40,198		40,198
Payments on Long term debt	(28,035)	(40,035)	—	(40,035)
Proceeds from Notes Payable	—	—	2,481,986	4,231,986
Proceeds from Stock subscriptions	64,973	193,273	—	193,273
Sale of Capital Stock	—	615,000	773,975	1,511,518

Net Cash From Financing Activities	17,999	810,047	3,305,134	5,987,724

Net Increase (Decrease) in Cash and Cash Equivalents	(3,461)	(21,304)	(320,208)	85,743
Cash and Cash Equivalents—Beginning	89,204	107,047	427,255	—

Cash and Cash Equivalents—Ending	$85,743	$85,743	$107,047	85,743

See accompanying notes to financial statements

Vsurance, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through September 30, 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500
Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—
Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	—	—	—
Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Shares issued for services	1,005,000	1,005	25,000	25	263,870	—	—	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	—	—	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	—	—	165,000
Shares sold	—	—	95,150	95	49,480	—	—	49,575
Net Loss	—	—	—	—	—	—	(4,062,219)	(4,062,219)

Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	—	(5,140,668)	(3,704,313)
Shares for services	—	—	1,000,000	1,000	749,000	—	—	750,000
Sale of shares	—	—	15,800,000	15,800	15,599,200	(15,000,000)	—	615,000
Net loss	—	—	—	—	—	—	(1,357,038)	(1,357,038)

Balance March 31, 2007	6,990,650	6,991	20,492,380	20,492	17,773,872	(15,000,000)	(6,497,706)	(3,696,351)
Preferred shares converted	(1,800,000)	(1,800)	9,000,000	9,000	(7,200)	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	128,300	—	128,300
Shares issued for services	7,017,000	7,017	900,000	900	866,583	—	—	874,500
Shares issued for debt	—	—	16,810	17	16,793	—	—	16,810
Sale of shares	—	—	100,000,000	100,000	100,400,000	(100,500,000)	—	—
Net loss	—	—	—	—	—	—	(2,886,948)	(2,886,948)

Balance June 30, 2007	12,207,650	12,208	130,409,190	130,409	119,050,048	(115,371,700)	(9,384,654)	(5,563,689)
Conversion of Preferred shares and reverse stock split	(12,107,650)	(12,108)	(65,208,932)	(65,209)	77,317	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	132,177	—	132,177
Net loss	—	—	—	—	—	—	(888,935)	(888,935)

Balance September 30, 2007	100,000	$100	65,200,258	$65,200	$119,127,365	$(115,239,523)	$(10,273,589)	$(6,320,447)

See accompanying notes to financial statements

VSURANCE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Vsurance, Inc. and wholly owned Subsidiary, Vsurance Insurance Agency, Inc. (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Vsurance, Inc. was incorporated on July 26, 2005, in the State of Nevada. Purrfect Pet Insurance Agency, Inc. was incorporated on July 20, 2005, in the State of Ohio. Purfect Pet Insurance Agency changed its name to Vsurance Insurance Agency, Inc., re-domiciled to New Mexico on December 31, 2005, and later re-domiciled to Arkansas on June 13, 2006. Vsurance is a development stage Company. Vsurance intends to provide beneficial pet / horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries.

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. At September 30, 2007 this subsidiary was still dormant.

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

Concentration of Credit Risks

During 2006 and 2007, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the quarter ending, nine-months ending September 20, 2007, the year ended December 31, 2006, and since inception was $84,555, 253,665, $216,021 and $391,298 respectively.

Trademarks

Trademarks represent the third party costs in connection with the filing of trademark applications and related research. The Company evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

Vet MD Data Base

Vet MD Data Base represents third party costs incurred in the development of an internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by the end of 2007.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	September 30, 2007	December 31, 2006
Equipment	$80,427	$66,445
Leasehold Improvements	0	72,666
Less Accumulated Depreciation	(29,059)	(11,825)

	$51,368	$129,286

Lease hold Improvements were not in service during 2007. The Company abandoned its Little Rock office at June 30, 2007. The balance of the leasehold improvement was written off to Abandonment loss.

Depreciation expense for the quarter, and nine-months ended September 30, 2007, the year ended December 31, 2006, and since inception was $5,745, $17,235, $11,574 and $29,059 respectively.

NOTES 4 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at September 30, 2007 and December 31, 2006 was $50,784 and $49,173 respectively.

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

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. There is still $300,000 of this fee outstanding at September 30, 2007. This fee is being amortized over the six month extension period. On September 15, 2007, the principal guarantor of this loan did hereby forgive, assume, obligate itself, and indemnify the Company for any and all amounts associated and incurred with this loan above $2,000,000. The Company has not obtained release from the lender for the amounts assumed by the principal guarantor; accordingly it will continue to carry the amount on its books until release is received.

The balance of the loan at September 30, 2007 and December 31, 2006, was $5,541,667 with accrued interest and $4,000,000.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance outstanding on the loan at September 30, 2007 and December 31, 2006 was $25,000.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The balance of the loan at September 30, 2007 and December 31, 2006, was $164,965 and $205,000 respectively.

NOTE 5 – INCOME TAXES

The Company has a net operating loss of approximately $10,000,000 available for carry-forward of up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations there under, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. There were no temporary differences allowing no deferred tax liabilities to arise.

NOTE 6 – EQUITY

Earnings per share

The Company has adopted the provisions of SFAS 128 in the computation of earnings whereby the convertible Preferred Stock was deemed converted to common stock on date of issue.

Common Stock

The Company has 500,000,000 and 250,000,000 shares of common stock authorized with 65,200,258 and 3,692,380 pre-split shares outstanding at September 30, 2007 and December 31, 2006 respectively. The common shares of the Company were reverse split 1 for 80 shares on July 11, 2007. Share values in these statements and footnotes indicate if they are per or post split shares.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 0 and 6,015,150 shares outstanding at September 30, 2007 and December 31, 2006 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares. All outstanding shares of Preferred Stock Class A were redeemed on July 11, 2007.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 0 and 975,500 shares outstanding at both September 30, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred B to common. All outstanding shares of Preferred Stock Class B were redeemed on July 11, 2007.

Preferred Stock Class C

The Company has 0 and 0 shares outstanding at September 30, 2007 or December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s discretion to the Company’s Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. All outstanding shares of Preferred Stock Class C were redeemed on July 11, 2007.

Preferred Stock Class D

On July 11, 2007, the shareholders and Board of Directors created a Preferred Stock Class D. This class of preferred stock has non-dilutive voting rights, a par value of $0.001 per share, and 100,000 shares authorized. There were 100,000 and 0 shares outstanding at September 30, 2007 and December 31, 2006 respectively.

Shares for Services

During the period the Company issued shares for services, equipment and software. All values of shares issued were agreed upon by the parties involved, not including an unrelated third party, contemporaneous with the transaction, and equipment contributed was values at the contributors historical cost less depreciation to date. A breakdown of these issues is as follows in pre-split share quantities;

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

Shares Issued in Connection with Note

In connection with the note payable, the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 pre split shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares.

The Company also issue 6,942,000 pre split shares of Preferred C on June 30, 2007, for services valued at $777,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at September 30, 2007 and December 31, 2006 was $25,000.

The Company also owed another shareholder and officer $40,198 for funds advanced.

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its June 30, 2007 10-QSB and December 31, 2006 10-KSB.

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

PLAN OF OPERATIONS

We commenced operations in June, 2006 on a small scale as our public portals were under initial development. The VetpetMD portal—www.vetpetmd.com—as reported in the March 31, 2007 10-QSB had: 298,243 site hits; 54,935 page views; and established 7,165 visits of which 3,553 were unique visitors. In the second quarter of 2007 this website has exceeded the first quarter numbers by having 546,030 site hits; 118,862 page views; and established 8,091 visits of which 4,576 were unique visitors. The pet insurance site—www.purrfectinsurance.com—reported in the June 2007, 10-QSB as having: 304,291 site hits; 41,862 page views; and established 5,385 visits of which 3,206 were unique visitors. In the second quarter of 2007 this website has exceeded the first quarter numbers by having 608,093 site hits; 78,129 page views; and established 9,681 visits of which 6,129 were unique visitors. Our main home page—www.vsurance.com—delivered similar results with the first quarter website traffic reaching 70% of last years total numbers: 226,585 site hits 03/31/07 compared with 381,051 site hits 06/30/07; 140,630 page views 03/31/07 compared with 271,924 page views 06/30/07; and established 9,756 visits 03/31/07 of which 6,197 were unique visitors compared with 16,631 visits 06/30/07 of which 10,334 were unique visitors. From this visitation we now have 1,036 policyholders with annual written premium in excess of $49,000. As we ended this quarter our network of associations, employer groups, and insurance brokerage partnerships remained unchanged from the 2nd quarter. Further, enhancements to the website for greater statistics were placed on hold and even retrenched as all activities were focused on public company operations.

In 2008, our plan is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our Animal-ID tracking business; further, to introduce an inexpensive GPS pet tracking collar; and increase pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales will require further capital Additionally, since our stock is quoted on the OTCBB symbol VSUR we need to increase investor awareness and deliver returns for shareholders; therefore, Barwicki Investor Relations Firm has been engaged.

Our continuation as a going concern depends upon our ability to increase website traffic, ramp up policy sales while obtaining further capital wherein the loan with Samir Financial can be repaid. It is management’s objective, even though there is no guarantee of acceptance, to structure a reduced payoff with Samir Financial commensurate with similar investments yielding instruments and to secure settlements from venders on outstanding payables in exchange for their existing common share holdings. This is the overall objective of this and the next operating year.

EXECUTIVE SUMMARY

For the third quarter of fiscal 2007, we reported a Net Loss of $888,935 and Basic Earnings per Share of $(0.01) and a nine-month date Net Loss of $5,132,9216 and Basic Earnings per Share of $(0.15). This loss is mainly from expenses incurred with respect to the debt financing with Samir Financial.

We are a development stage company because we have not raised sufficient capital to retire our debt and while marketing relationships continue to grow, given our limited capital only minimal marketing has been done. As a result there are only 1,248 of memberships in the Purrfect Pet Club, which could amount to an estimated $300,000 in written pet health insurance premiums if 100% of club members purchased policies. At this time there are only a minimal number of enforce policies which amounts to more than $30,000 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people.

In execution of the Company’s plan of operations described above, on September 15, 2007 a Continuous Unconditional Guarantee Assumption was entered into by the existing loan guarantor—W. Russell Smith III—wherein while Vsurance is still contractual obligated to the Lender for the entire indebtedness the Company has been indemnified and can subrogate against W. Russell Smith, III for any and all amounts above the Company’s responsibility which has been capped at $2 million. Further it is management’s belief since the majority of liabilities in the accounts payable are due key vendors and insiders that substantially reduced settlements on existing payables will occur this year and it is the hope that a reduced payoff with Samir Financial commensurate with similar investment yielding instruments will be reached as well.

RESULTS OF OPERATIONS

On July 27, 2007, SEC had no further comment on our Schedule 14C filing which included a reverse stock split. NASD reversed the stock on August 14, 2007 and issued a new stock symbol of VSUR.OB. On or about July 27, 2007, a notice and information statement (the “Information Statement”) was mailed to the stockholders of record, as of July 11, 2007, of Vsurance, Inc., a Nevada corporation (the “Company”) pursuant to Section 14(c) of the Exchange Act of 1934, as amended. The Information Statement was circulated to advise the shareholders of action already approved and taken without a meeting by written consent of the shareholders who collectively held a majority of the voting power of the Company’s capital stock and further served as the Annual Meeting. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposal did not become effective until 20 days after the date this Information Statement is mailed to the shareholders. The actions that became effective twenty days after the mailing of this Information Statement was as follows:

•

Four members—Malcolm Pollard, Alan Hayes, Ann Perniciaro, and W. Russell Smith—were elected to the Company's four person Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2008 or until his successor is duly elected and qualified; and

•	The appointment of Lawrence Scharfman, CPA as the Company's independent certified public accountants was ratified; and

•	The appointment of W. Russell Smith, III as Chairman and CEO was ratified; and

•

The amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000, par value $.001 and establish a class of preferred shares with non-dilutive majority voting rights, recognized as class “D” totaling 100,000, par value $.001, was ratified; and

•	Enacted a one for eighty reverse stock split, to be effective as of the filing of an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State.

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

MATERIAL TERMS OF THE REVERSE SPLIT

The Board has unanimously adopted a resolution to effect a one-for-eighty (1:80) reverse stock split (the "Reverse Split") of the Common Stock. The Board believes that the Reverse Split is in the Company's best interests, principally because it may increase the trading price of the Common Stock and it reduces the capital structure which might enable the Company to raise capital in order to repay the Samir Financial loan. The Company had been in default to Samir Financial since the $4 million loan actually matured December 14, 2006. This loan was extended until June 15, 2007, provided the Company paid the $500,000 extension fee. Only $200,000 has been paid toward this extension. The demand date of the loan’s maturity has now been set at July 31, 2007 for $5.3 million. Capital must be raised if this loan, which is secured by all company assets, is to be repaid. With that said there are no pending stock offerings, investments, or plan equity sales at this time. An increase in the price of the Common Stock may, in turn, generate greater investor interest in the Common Stock, thereby enhancing the marketability of the Common Stock to the financial community and give us an opportunity to possibly restructure the loan. For example, the resulting reduction in the number of issued and outstanding shares of Common Stock will provide the Company with additional authorized but unissued shares which could be utilized for future acquisitions or mergers or to otherwise carry out the Company's business objectives.

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

The Reverse Split will affect all of the holders of the Company's Common Stock uniformly and will not affect any shareholder's percentage ownership interest in the Company or proportionate voting power, except for insignificant changes that will result from the rounding up of fractional shares.

The Reverse Split of the Common Stock is expected to become effective after we file Articles of Amendment to our Articles of Incorporation (the "Effective Date"). Upon the Effective Date, the Company will notify the National Association of Securities Dealers, requesting that the split be made effective on the Effective Date. The Reverse Split will take place on the Effective Date without any action on the part of the holders of the Common Stock and without regard to current certificates representing shares of Common Stock being physically surrendered for certificates representing the number of shares of Common Stock each shareholder is entitled to receive as a result of the Reverse Split. New certificates of Common Stock will not be issued at this time.

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

An 8-K was filed October 12, 2007, referencing that effective August 14, 2007, the Company’s issued and outstanding shares of common stock were reversed on a one-for-eighty (1:80) basis. As a result, the number of the Company’s issued and outstanding was reduced from 66,109,190 shares to 826,365 shares. In addition, the Company effected a reverse stock split of the Company’s Class A Preferred Stock and Class B Preferred Stock by way of a one-for-sixty-five (1:65) reverse stock split, and the Company effected a reverse stock split of the Company’s Class C Preferred Stock by way of a one-for-five (1:5) reverse stock split. Subsequently, the holders of Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock converted their interests to common stock. Following the reverse stock split and conversion of all the shares of Preferred Stock the number of shares of the Company’s common stock issued and outstanding was 65,200,258.

In addition, the Board of Directors approved the authorization of 100,000 shares of a Series D Preferred Stock. Each share of the Series D Preferred Stock D shall have 2,750 votes on all matters presented to be voted by the holders of common stock but is not convertible to common stock.

Revenues—increased from $4,019 at December 31, 2006 to $6,460 at September 30, 2007, an increase of $2,441, is the result of the sale of pet health insurance plans.

Operating Expenses—increased from $4,066,238 at December 31, 2006 to $5,004,102 at September 30, 2007, for a since inception total of $10,148,789, which is primarily the result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Net Income (Loss)—Net loss increased from net income of $4,062,219 at December 31, 2006 to $5,132,921 at September 30, 2007, for a since inception total net loss of $10,273,589, which is primarily the result of the amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 we had total assets of $909,145 of which $85743 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan.

Current Assets

Cash—decreased from $107,047 at December 31, 2006 to $85,743 at September 30, 2007, a decrease of $21,304 primarily as a result of developing the online resource center websites and computer operating systems.

Commission receivable—increased from $1,025 at December 31, 2006 to $19,689 at September 30, 2007, an increase of $18,664, primarily as a result of the sale of pet health insurance plans.

Prepaid expenses—decreased from $496,667 at December 31, 2006 to $0 at September 30, 2007, a decrease of the entire amount, primarily as a result of the complete amortization of prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets—decreased from $604,739 at December 31, 2006 to $105,432 at September 30, 2007, a decrease of $499,307 primarily as a result of the commencement and launch of business operations.

Net Fixed Assets—decreased from $129,286 at December 31, 2006 to $51,368 at September 30, 2007, a decrease of $77,918, primarily as a result of the commencement and launch of business operations.

Other Assets—decreased from $1,002,824 at December 31, 2006 to $752,345 at September 30, 2007, a decrease of $250,479, primarily as a result of amortization of prepaid expenses of marketing.

Liabilities

Total Liabilities—increased from $5,441,162 at December 31, 2006 to $7,229,592 at September 30, 2007, an increase of $1,788,430, primarily as a result of accrued interest on the Note payable to Samir Financial (Footnote 4).

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations will not be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. The Company must become profitability, and seek further expansion through additional funding which is without question necessary. No assurances can be given that either equity or debt financing will be available.

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

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material currently pending legal proceedings to which the Company is a party and, to the Company’s knowledge, no proceedings are contemplated against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2007, the Company entered into an investment banking agreement with The October Fund on a best efforts basis to raise $4.5 million in capital in exchange for 6,750,000 commons shares. The October Fund will further, on a best efforts basis, raise additional capital to retire the Samir Financial loan in exchange for these shares as well. The Company would like to make payments of $250,000 dollars per 5 quarters toward the reduction of this liability—Samir Financial—with a single payment of $750,000 in the 6th quarter and a final payment of $3,300,000 in the 8th quarter. On receipt of final payment the Company would like a full satisfaction of the outstanding debt from Samir Financial. At this time this repayment schedule and settlement has not been accepted by the lender and there is no guarantee that it will be accepted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the period ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by the form.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Date)		VSURANCE, INC.
(Registrant)

November 19, 2007

	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

November 19, 2007		/s/ MALCOLM POLLARD
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