Form 10-K
period 2007-12-31
Ensurapet
filed 2008-04-24
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 333-132028

ENSURAPET, INC.

(Small Business Issuer in its Charter)

NEVADA	13-4303483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 West Golden Circle, Suite 304 SANTA ANA, CALIFORNIA	92705
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (877) 440-7387

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the issuer’s common stock, par value $.001, outstanding as of December 31, 2007, reflecting all post material events through the date of this filing, which was reported in an 8-K filing with the SEC on March 25, 2008: 27,562,724 shares.

State the issuer’s revenues for its most recent fiscal year: Loss of $(6,791,049)

The aggregate market value of the common equity held by non-affiliates of the Registrant on April 18, 2008 was $12,574,500 based on a closing price of $1.01 as reported on the Over the Counter Bulletin board as of the date herein.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

ENSURAPET, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

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

General Information

Ensurapet, Inc. is a Nevada corporation that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries.

Our classes of stock include both preferred and common. We are presently authorized to issue 500,000,000 shares of $.001 par value common stock and 100,000 preferred stock class “D” par value $.001. Our common stock under the symbol “EPTI” is listed, traded and quoted on the NASDAQ Over-the-Counter Bulletin Board (OTCBB: symbol EPTI) . All common stock shares are equal to each other with respect to liquidation and dividend rights. Holders of voting shares are entitled to one vote for each share they own at any shareholders’ meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to shareholders. There are no conversion rights, pre-emptive or other subscription rights or privileges with respect to common shares.

Our executive offices which we operate from are located at 540 N Golden Circle, Suite 304, Santa Ana, California 92705 and our telephone number is 877-440-7387. Our computer technology division is based in Canton, Ohio.

We make available free of charge at www.ensurapet.com (in the “Investor Relations” section) links to materials we file with, or furnish to, the U.S. Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-KSB, Form 10-K, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

The Ensurapet Beneficial Resource Centers consist of the public portals that we own, such as www.VetpetMD.com. These along with our other pet owner portals help owners take an active role in managing their pet’s health by providing objective healthcare and lifestyle information.

Ensurapet through its companion pet and horse-owner beneficial resource centers provides services and sells tangible products to build a company owned database of emails. From this database we shall educate, inform which will lead to the online sale of pet insurance products (life, liability and health). The objective is to reduce the cost of acquiring a policyholder. We sell products, services and/or provide online services to pet owners, to establish an online relationship with pet owners.

Our Online Services

Overview

Our content and services are making our public portals among the leading online companion animal health destinations for pet owners, veterinarians, technicians, and other animal service providers. These websites are 100% owned by Ensurapet.

Portal Site	Description
www.ensurapet.com	Our main directional landing page

www.vetpetmd.com	Our flagship pet owner portal features Dr. Carol and the pet clinic where more than 1,000 illnesses are cataloged as a reference source. This site offers daily news articles that are written by animal/veterinary journalists and reviewed by our professional staff/partners. We look to expand this website in 2007 and incorporate an online pet pharmacy.

www.purrfectpetclub.com	Our living with pets portal provides humorous and fun content including online shopping to more than 10,000 products.

www.spotthepet.com	Our pet locater portal provides ID tag registration for our pet with 24 hour 7 days a week monitoring. We look to provide in either early 2009 or late 2010 a GPS pet collar for your dog or cat.

www.purrfectpetinsurance.com	Is a life and health insurance site for owners of dogs and cats who want to insure against loss and veterinary expenses. Our pet insurance policies are the first plan to provide the coverage for life guarantee. Liability coverage should be available summer 2008 and form part of our plan coverage. By adding liability to every plan will make our policies the first and only pet coverage to do so in the United States.

www.purrfecthorseinsurance.com	A health insurance site for owners of non-racing horses, i.e. the family horse. This coverage should be available either late 2008 or early 2009.

Technology Infrastructure

Our Internet based services are delivered through websites designed to address the life and health issues of companion animals for their owners, veterinarians, technicians, and other animal service providers with easy to use interfaces, search functions, and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, organize, and optimize the content for our websites. The insurance product specific site deploys dot-net technology that provides policyholders with complete access and account management capabilities, such as, coverage changes or deletions, policy cancellations, and claims processing. Our development and engineering costs totaled $24,225 in 2007, $565,434 in 2006 and $0 in 2005.

Continued development of our technology infrastructure is critical to our success. Our development team works closely with marketing and administration to create not only valuable content but interactive tools, and other applications for use across all of our portals that improve our content management capabilities.

Competition

The Internet portal markets which we participate in are intensely competitive, continually evolving and in some cases subject to rapid change. Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. Since there are no substantial barriers to entry into the markets in which we participate, we expect that additional competitors will continue to enter these markets. With that said, the pet insurance market remains minimally competitive with an estimated 9 insurance providers. The barriers to entry in providing this product from licensing to capital/surplus should slow entry of competitors. Further, since we provide both the Internet portal markets and the insurance product we are uniquely position in the marketplace unlike any of our competitors.

Other Information

Employees

As of December 31, 2007, we had approximately 4 employees. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.

Intellectual Property

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect the intellectual property used in our business.

We use trademarks, trade names and service marks for pet healthcare information services and technology solutions, including Ensurapet, VetpetMD ™, Spot the Pet ™ , Purrfect Pet Insurance ™ , Purrfect Horse Insurance ™ , and Purrfect Pet Club ™ . We also use other registered and unregistered trademarks and service marks for our various products and services. In addition to our trademark registrations and applications, we have registered the domain names that either are or may be relevant to conducting our business names, including “vetpetmd.com,” “ensurapet.com,” and “spotthepet.com,.”

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

Insurance Regulation

The sale and solicitation of pet health insurance is highly regulated by the individual State Insurance Departments. Coverage is written on a property casualty insurer since pets are viewed as property even thought it is a health and replacement (life) insurance plan. We presently issue policies on a Surplus Lines Insurance Company authorized in the State of Michigan. The Insurance Agency has two licensed agents two of these agents are licensed in all states. Policies are issued through a group/association—The Purrfect Pet Club—with certificates of coverage issued to pet owners. The advantage is the regulatory unitary treatment state regulators usually afford these programs which allow members throughout the United States to insure their pet.

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

We have incurred and may continue to incur losses

Our operating results have been impacted significantly due to the loan with Samir Financial and may continue to do so in the future as the need for capital continues. Our net loss for 2007 totaled $(6,791,049). Many companies with business plans based on providing pet health insurance have failed to be profitable and some have ceased operations. Even if demand for users exists, we cannot assure you that our business will be profitable.

In addition and while a veterinary health care expenses exceed $18 billion yearly as reported by the American Veterinary Medical Association (AVMA) with 2% of the 135 million dog and cat owners insuring their pets as reported by the American Animal Hospital Association (AAHA), our online businesses, specifically VetpetMD have a limited operating history and participate in a new market even though its management collectively has over 30 years experience in the pet insurance industry.

We have a significant financial indebtedness

On December 15, 2005, we executed a Loan and Security Agreement with Samir Financial, LLC (the “Lender”) for $4,000,000. This loan was due in full at the end of twelve months (December 14, 2006). We were unable to pay off this loan at that time. Samir Financial has agreed to extend the loan until June 15, 2007 in exchange for a $500,000 extension fee. At December 31, 2006, we had not paid the extension fee. A portion of the fee was paid – $200,000 – in January 2007; however, a balance of $300,000 remains outstanding. The loan payoff at June 15, 2007, will be $5,000,000. Security for this loan is all company assets and a controlling stock position if the loan were to be in default.

On April 9, 2008, the lender entered into an agreement with the Company and forgave $4,000,000 in exchange for 3,000,000 restricted common shares. Further, the Company shall repay then lender $1,000,000 on or before July 9, 2008 and the remaining balance of $1,000,000 will remain on the books as a liability for a period of 14 months paid as follows: the first payment shall be due and payable on July 1, 2009; the second payment shall be due and payable on October 1, 2009; with subsequent payments due and payable. The lender will not charge the company any interest (non-interest bearing loan). The Company shall make quarterly payments to the lender of $250,000 on the dates shown above. The three million restricted shares of the company’s common stock shall be subject to SEC Rule 144 restrictions as well as an executed 12 month lock up agreement.

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

Our executive offices which we operate from are located at 540 N Golden Circle, Suite 304, Santa Ana, California 92705 and our telephone number is 877-440-7387. We have a two year lease at the Theme Building $4,885.80 per month. Our computer technology division is based in Canton, Ohio. We believe that our offices and other facilities are in, general, in good operating condition and adequate for our current operations and that additional leased space can be obtained on acceptable terms if needed.

Item 3.	Legal Proceedings

There is a case #070C014621B involving Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. The Company plans to contest and seek to have the judgment set-aside in the amount of $210,000.00 based on fraud and failure to deliver assets unencumbered as described in the Purchase Agreement.

Item 4.	Submission of Matters to a Vote of Security Holders

During the year of 2007, the following matters were submitted to a vote of security holders of Ensurapet: First: four members were elected to the Company’s Board of Directors to hold office until the Company’s Annual Meeting of Stockholders in 2008 or until his successor is duly elected and qualified; Second; the appointment of Lawrence Scharfman, CPA as the Company’s independent certified public accountants was ratified; Third; the appointment of W. Russell Smith, III as Chairman and CEO was ratified; Fourth; the amendment to the Articles of Incorporation to increase the authorized shares of common stock to 500,000,000, par value $.001 and establish a class of preferred shares with non-dilutive voting rights, recognized as class “D” totaling 100,000, par value $.001, was ratified; and Lastly; enacted a one for eighty reverse stock split, to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State.

Furthermore, on January 31, 2008, which has been determined to be a material event and reflected in this 10-K the following matters were submitted to a vote if security holders of Ensurapet: First; the name of the Company was changed from Vsurance to Ensurapet, Inc., was ratified; Second; enacted a one for one thousand reverse stock split, to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State was ratified; Third; adopt prior board resolutions wherein amendments to the Articles of Incorporation had been filed with the Nevada Secretary of State to establish a preferred E and F stock class (pursuant to Board Resolution on November 28, 2007 the Board amended its Articles of Incorporation on December 20, 2007 so that the Company was authorized to issue 21,100,000 shares of preferred stock, $0.001 par value. The articles of December 20, 2007 authorized 20,000,000 class E preferred shares; was ratified; and Pursuant to Board Resolution on December 27, 2007 the Board amended its articles of Incorporation on January 11, 2008 so that the Company was authorized to issue 1,000,000 class F preferred shares) was ratified; and Lastly, adopt pursuant to Board Resolution of December 21, 2007 the exchange of 12,450,000 common shares for 12,450,000 preferred class E shares was ratified.

PART II

Item 5.	Market for Registrant’s Common equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the National Association of Securities Dealers Inter-dealer Quotation System over-the-counter bulletin board market (the “OTCBB) and can be accessed under the symbol “EPTI.OB” We began trading on the OTCBB on February 27, 2008. On April 18, 2008 the high and low bid quotation for our common stock, representing inter-dealer quotations, without adjustment for retail markup, markdown or commission (and may not represent actual transactions) was $1.01.

At December 31, 2007, there were 12,810,000 preferred shares and 3,112,750 common shares; however, after reflecting all material events through the date of this filing inclusive of capitalization restructure, there are, which was reported in an 8-K filing with the SEC on March 25, 2008, 27,562,724 shares of our common stock of issued and outstanding and there were 880 shareholders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and an estimate of the number of beneficial owners of common and preferred stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2007. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Recent sales of unregistered securities

We disclosed in our registration statement (SEC File number 333-132028), a schedule of securities as part of our process in the valuation of privately held securities issued as compensation. We continued to value stock related matters on a going forward bases using a similar format. The following represent the transactions that involved securities.

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

Pursuant to an effective registration statement combined with a Convertible Security & Promissory Note an individual loaned the Company $300,000 less prepaid promissory note closing fees of $50,000 which netted the Company $250,000; wherein 300,000 shares of common stock would serve as collateral for this 12-month loan. This loan can be converted at the option of the lender at anytime before 1-year provided the 30-day average stock trading price is greater than or equal to $1.50. At maturity the loan must be repaid in either cash or stock provided the average trading price is more than $1.00; otherwise the repayment must be made in cash as a true debt instrument with all shares being returned to the Company. The lender on or about May 2007 converted this note into stock; therefore, the debt is no longer a liability to the Company.

April 2007 Life Cycle Stage (Eleventh Development Period)—Share value was established at $0.50 to $1.00.

In an effort to raise sufficient capital to retire the Samir Financial debt, which was past due, several consultants were engaged in exchange for services. Seventy-five thousand (75,000) class A preferred stock shares were issued and were valued at $7,500; Eighty thousand (80,000) class C preferred shares were issued and valued at $80,000; Five million (5,000,000) class C preferred C were issued and valued at $500,000; Twelve thousand (12,000) class C preferred shares were issued and valued at $12,000; 2,810 common shares valued and 13,000 common shares were issued to retire debt valued at $1 per share. Further 100,000,000 million common shares were sold on a note at $1 per share to the Pennington Alexander Group (PAG) which is due July 15, 2007. The firm “PAG” defaulted on its investment and the transaction—stock subscription receivable—was voided.

July 2007 Life Cycle Stage (Thirteenth Development Period)

On July 11, 2007, the Company pursuant to: Section 14(c) of the Exchange Act of 1934, as amended enacted a one for eighty (1:80) reverse stock split, to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State. The Company believed that the Reverse Split was in the Company’s best interests, principally because it may increase the trading price of the Common Stock and it reduced the capital structure which might enable the Company to raise capital in order to repay the Samir Financial loan. At this time—July 11, 2007—there were 66,109,190 shares of common stock issued and outstanding. The immediate effect of the Reverse Split will be to reduce the number of presently issued and outstanding shares of Common Stock from approximately 66,109,190 to approximately up to 826,365. Further, the preferred stock classes A and B received a one-for-sixty five (1:65) reverse stock split and preferred class C received a one-to-five (1:5) reverse stock split with all shares being converted and reissued as common stock. The Company, after this Reverse Split and conversion of all preferred stock to common, had just one class of equity stock—common—and the new issued and outstanding shares totaled 65,021,976.

September 2007 Life Cycle Stage (Sixteenth Development Period)- Share value was established at $0.67.

On September 1, 2007, the Company entered into an investment banking agreement with The October Fund on a best efforts basis to raise $4.5 million in capital in exchange for 6,750,000 commons shares. The October Fund would further, on a best efforts basis, raise additional capital to retire the Samir Financial loan in exchange for these shares as well. The Company planned to make payments of $250,000 dollars per 5 quarters toward the reduction of this liability—Samir Financial—with a single payment of $750,000 in the 6th quarter and a final payment of $3,300,000 in the 8th quarter. On receipt of final payment the Company intended to get a full satisfaction of the outstanding debt from Samir Financial. At that time this repayment schedule and settlement had not been accepted by the lender and there was no guarantee that it would be accepted. The October Fund invested a total of $350,000 under this agreement before the stock market became unstable (volatile) in November 2007. On Jan 31, 2008 this agreement was canceled and a new agreement was entered into. These shares were 234,500 paid at $0.67 and the remaining 6,515,500 were reversed January 31, 2008 (material event) by 1,000 to 6,516. These shares formed part of the new agreement and are considered canceled / treasury stock.

December 2007 Life Cycle Stage (Nineteenth Development Period)

On December 21, 2007, pursuant to the Loan and Security Agreement with Samir Financial the Company re-classed those common shares—12,450,000—pledged as collateral for the loan to preferred class E in order to remain in compliance with the aforementioned loan. These preferred class E shares convert 1:1 thereby making the fully diluted quantity unchanged. There was no consideration given by the Company for this transaction. The Company had previously converted all preferred shares to common with the understanding that Standart Capital would be providing the necessary funding in order to repay the loan. When this did not occur the Company restored the collateralized stock as provided in the loan and security agreement.

January 2008 Life Cycle Stage (Twenty Development Period)- Share value was established at $0.0015.

The stock market value collapsed in what management believes was due to short selling of its securities in the public market. This volatility combined with the significant financial indebtedness with Samir Financial for practical matters bankrupted the Company. As a result the Company on January 29, 2008, authorized and issued 60,000,000 common shares of the company’s common stock valued at $0.0015 to W. Russell Smith, III Chairman and CEO. These shares were issued in order to retain him in this capacity as Chairman and CEO. The company did not have sufficient operating capital run the company nor the ability to pay compensation. If the Company lost this vital person, the guarantor of the Samir loan, and key man as designated by the Key Man life insurance which has been assigned as collateral to Samir Financial all shareholders, investors and participants would loose their entire investment by virtue of the immediate foreclosure by the lender. In exchange for these shares Mr. Smith continued on as Chief Executive Officer; continue to personally guarantee the Samir loan; and continue to develop the company’s business model and the successful turnaround of all operations including the repayment of the Samir Financial debt.

On January 31, 2008, the Company entered into a revised and new investment banking agreement with The October Fund on a best efforts basis to raise $4.9 million in capital in exchange for 2,200,000 commons shares. The agreement combined deliverables on the part of the company—policy sales—with capital investments as follows: $2 million in exchange for 1,463,414 common shares; $500,000 on or before November 7, 2008 in exchange for 248,780 common shares and annualized gross written premiums in-force of $1 million; $1,000,000 on or before January 5, 2009 in exchange for 243,903 common shares with the addition of 5,000 new pet insurance policies; and $1,400,000 on or before April 5, 2009 in exchange for 243,903 common shares with the addition of 8,000 new pet insurance policies. This transaction will be reflected in the 1 st quarter 10-Q for the period ending March 31, 2008.

March 2008 Life Cycle Stage (Twenty Second Development Period) – Share value was established at $0.002

Authorized by the Company on December 27, 2007, 260,000 preferred class “F” shares were issued to Taylor Financial in exchange for management turnaround services. With the delivery of a viable turnaround plan—material event—and acceptance on or about March 15, 2008, the Company issued the preferred class F shares which were immediately converted into 13,000,000 common shares.

Authorized by the Company on December 27, 2007, 2,000,000 common shares were issued in exchange for turnaround and going forward services from the Board of Directors and legal counsel valued at $4,000. With the delivery of a viable turnaround plan—material event—and acceptance on or about March 15, 2008, the Company issued these shares. This transaction will be reflected in the 1st quarter 10-Q for the period ending March 31, 2008.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in the Annual Report.

ASSETS	December 31, 2007	December 31, 2006
Fixed Assets
Property and equipment - net	43,957	129,286

Other Assets

ASSETS	December 31, 2007	December 31, 2006
Software	122,214	460,434
Trademarks	25,576	22,390
Vet MD data base	105,000	105,000
Goodwill	0	415,000
Insurance Agency Licenses	—	—

	252,790	1,002,824

The development and deployment of our public portals—The Beneficial Resource Center Network—is represented by the investment in assets in 2006. Software decreased from $460,434 to $122,214 as a result of amortization; furthermore, the pet medical database remained unchanged since it had not been fully deployed on the system with all of its features; however, in 2008 as the VetpetMD database becomes deployed these cost will then be amortized in accordance with GAAP.

LIABILITIES	December 31, 2007	December 31, 2006
Current Liabilities
Accounts payable	$132,758	$578,656
Accounts payable - in dispute	1,201,880	0
Line of Credit	48,001	49,173
Note payable	0	4,025,000
Accrued interest	0	58,333
Accrued wages	24,573	0
Shareholder advances	334,737	0
Loan extension fee payable	0	500,000
Current portion of long-term debt	1,263,875	55,000

Total Current Liabilities	3,005,831	5,266,162

The most significant liability is our loan to the lender—Samir Financial—who provided the development capital. On April 9, 2008, the loan amounted to $6,000,000 and Samir accepted 3,000,000 common shares as payment of $4,000,000 and carried the remaining balance on an interest free note. The Company further re-classed certain payables which were due key inside shareholders as liabilities in dispute. This reclassification occurred because it is the Company’s position that these debts are contingent liabilities by virtue of upcoming stock settlements not yet recorded but discussed and due to vendors’ failure to deliver assets and services billed. The current portion of long-term debt above the monies due Samir Financial of $1,000,000 are $263,875. This amount represents the lawsuit with Animal-ID that will be disputed by the Company—remedy being having the judgment ($225,100) set-aside—and two nominal shareholder loans. Our objective in 2008 is to raise sufficient equity based capital in order to run a profitable operation so that sufficient earnings will be available to repay these liabilities. It is unknown if we will be able to do so and there is no guarantee that management will be able to raise capital at all.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that involve risk and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report. Further historic disclosures can be found on Form 10-QSB for September 30, 2007, 10-KSB for December 31, 2006, and in the 2006 registration statement (SEC File number 333-132028).

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2007.

•

Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company

We are a provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. We are organizing our business into these two operating segments as follows; however, since we remained a development stage company at December 31, 2007, we have represented the business as one operating segment at this time:

•

Online and Other Services. The Ensurapet Beneficial Resource Centers consist of the public portals that we own, such as www.VetpetMD.com. These along with our other pet/animal owner portals help owners take an active role in managing their pet’s health by providing objective healthcare and lifestyle information. Our public portals generate revenue primarily through the sale of advertising and sponsorship products from Petsmart® as an affiliate.

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

Basis of Presentation

Ensurapet, Inc. is a Nevada corporation formerly known as Vsurance, Inc., that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries. At December 31, 2007, there were 12,810,000 preferred shares and 3,112,750 common shares; however, after reflecting all material events through the date of this filing inclusive of capitalization restructure, there are, which was reported in an 8-K filing with the SEC on March 25, 2008, 27,662,724 shares issued and outstanding, which was as follows: 27,562,724 common shares of the 500,000,000 authorized and 100,000 preferred class D shares of the 100,000 authorized. On July 27, 2007 the Company enacted a one for eighty reverse stock split. A further subsequent stock reverse of one for one-thousand, which was deemed material for this filing took place, on January 31, 2008. Additionally the Samir Financial debt was reduced and $4,000,000 was taken as repayment in the form of 3,000,000 restricted common shares with a 12-month lock-up. These material events have all been reflected in this presentation.

Acquisitions

The Animal-ID acquisition which occurred during 2006 and reported in that periods annual report has been and will again be in litigation. The position of the Company is that the asset being the software was never delivered in its entirety to Ensurapet. It was determined that the sellers did not possess the all of the rights and that a key module was not owned by the sellers. The This acquisition resulted in a case #070C014621B involving one of the sellers, Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. The Company plans to contest and seek to have the judgment set-aside in the amount of $210,000.00 based on fraud and failure to deliver assets unencumbered as described in the Purchase Agreement.

Plan of Operations

We commenced operations June 2006 on a small scale as our public portals were under initial development. At that time the VetpetMD portal—www.vetpetmd.com—since the site was made public has had: 274,812 site hits; 46,241 page views; and established 6,605 visits of which 3,316 were unique visitors. The pet insurance site—www.purrfectinsurance.com—since going live has had: 858,418 site hits; 203,134 page views; and established 14,727 visits of which 8,171 were unique visitors. Our main home page—www.vsurance.com—delivered similar results: 559,125 site hits; 296,747 page views; and established 18,637 visits of which 8,964 were unique visitors. From this visitation we have 493 policyholders with annual written premium in excess of $30,000. As we ended the year our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We acquired more than 90 relationships and had the potential to reach more than 30 million members who are potential pet owners. Company resources to capitalize on these achievements were stifled by the need to raise capital in order to repay the large indebtedness due Samir Financial.

In 2008 and 2009, our plan is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales will require further capital; therefore, we have engaged JPC Capital Partners and Wakabayashi Fund LLC to raise $5 million or more in capital. Additionally, since our stock is quoted on the OTCBB we need to increase investor awareness and deliver returns for shareholders. DME Capital has been engaged—March 2008—to act as the Company’s public relations “IR Firm.”

Our continuation as a going concern depends upon our ability to increase website traffic, ramp up policy sales while obtaining further capital wherein the near term payment to Samir Financial can be made. This is the overall objective of this operating year and the one to follow.

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

•

Long-Lived Assets. Long-lived assets consist of property, software, and equipment, goodwill, if any and other intangible assets. Goodwill and other intangible assets could arise from acquisitions, specifically Animal-ID which was in escrow at December 31, 2006; however, this amount which had been recorded as goodwill was written off December 31, 2007, due to the litigation. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We will evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We will use a discounted cash flow approach to determine the fair value of goodwill.

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

Results of Operations

For the year ending 2007 and 2006 we reported a Net Loss of $(6,791,049) and $(4,062,219) and Basic Earnings per Share of $(3,747.82) and $(9,337.87) respectfully.

We are a development stage company because we have not commenced any significant operations so far with the exception of a minimal number (1,412) of membership and certificates of insurance to Purrfect Pet Club members that amounts to more than $100,000 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people. The Company has submitted a Form “A” application with the Idaho Department of Insurance to purchase of the Universal Life Insurance Company charter. There is no assurance that our application will be approved by the Insurance Department; however, if and when an order was to be given certifying the terms of the purchase the required disclosures shall be made.

On January 31, 2008, the Company entered into a revised and new investment banking agreement with The October Fund on a best efforts basis to raise $4.9 million in capital in exchange for 2,200,000 commons shares. The agreement combined deliverables on the part of the company—policy sales—with capital investments as follows: $2 million in exchange for 1,463,414 common shares; $500,000 on or before November 7, 2008 in exchange for 248,780 common shares and annualized gross written premiums in-force of

$1 million; $1,000,000 on or before January 5, 2009 in exchange for 243,903 common shares with the addition of 5,000 new pet insurance policies; and $1,400,000 on or before April 5, 2009 in exchange for 243,903 common shares with the addition of 8,000 new pet insurance policies. The focus of management remains on development of the company, online websites/computer operating systems and the procurement of further capital for operations.

Revenues—increased from $4,019 at December 31, 2006 to $47,848 at December 31, 2007, an increase of 1,190%, primarily as a result of the commencement of pet health insurance plan sales.

Operating Expenses—increased from $4,066,238 at December 31, 2006 to $6,277,217 at December 31, 2007, an increase of 54%, primarily as a result of the amortization of prepaid closing costs and the recent settlement of the note payable to Samir Financial (Footnote 4).

Net Income (Loss)—Net loss increased from net income of $(4,062,219) at December 31, 2006 to $(6,791,049) at December 31, 2007, an increase of 67%, primarily as a result of the commencement of operations, amortization of loan closing costs, and recent settlement of the loan with Samir Financial.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 we had total assets of $313,255 of which $15,757 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan; furthermore, the need for additional capital beyond any immediate offering is predicated because in order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise additional capital and policy sales exceed our surplus deposit we would have to transfer the risk which is above our surplus writing ratio to another company. This reinsurance process is common.

Current Assets

Cash—decreased from $107,047 at December 31, 2006 to $15,757 at December 31, 2007, a decrease of $91,290 primarily as a result of developing the online resource center websites and computer operating systems.

Commission receivable—increased from $1,025 at December 31, 2006 to $751 at December 31, 2007, a decrease of $275, primarily as a result of the commencement of pet health insurance plan sales.

Prepaid expenses—decreased from $496,667 at December 31, 2006 to $0 at December 31, 2007, a decrease of $496,667, primarily as a result of the complete amortization of all prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets—decreased from $604,739 at December 31, 2006 to $16,508 at December 31, 2007, a decrease of $588,231 primarily as a result of the commencement and launch of business operations and lack of new incoming capital.

Net Fixed Assets—decreased from $129,286 at December 31, 2006 to $43,957 at December 31, 2007, a decrease of $85,329, primarily as a result of depreciation and no new fixed asset purchases.

Other Assets—decreased from $1,002,824 at December 31, 2006 to $252,790 at December 31, 2007, a increase of $750,034, primarily as a result of amortization and write-off of the Animal-ID acquisition and no new asset purchases.

Liabilities

Total Current Liabilities—decreased from $5,266,162 at December 31, 2006 to $3,005,831 at December 31, 2007, a decrease of $2,260,331, primarily as a result of the settlement of the note payable to Samir Financial. Further, the Company has reclassified certain liabilities and views them as contingentices. In doing so, the adjusted immediate current liabilities at December 31, 2007 are $1,578,851 and $578,851 excluding the payment due Samir Financial LLC.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and the recent engagements of investment banking firms, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

Recent Accounting Pronouncements

The Company has generated only minimal revenues to date. This factor among others including the Note payable that was originally due December 14, 2006, now settled for a near term payment in July 2008 and stock, raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ensurapet Inc. and Subsidiary

The Board of Directors and Stockholders

We have audited the Balance sheet of Ensurapet, Inc and Subsidiary as of December 31, 2007 and the related statements of operations, stockholders equity and cash flows for the period from December 31, 2006 to December 31, 2007. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurapet, Inc and Subsidiary as of December 31, 2007 and the related statements of operations, stockholders equity and cash flows for the period from December 31, 2006 to December 31, 2007 in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman, CPA
Lawrence Scharfman CPA

Boynton Beach, FL

April 24, 2008

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2007 and December 31, 2006

ASSETS	December 31, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$15,757	$107,047
Commissions receivable	751	1,025
Prepaid expenses	—	496,667

Total Current Assets	16,508	604,739
Fixed Assets
Property and equipment - net	43,957	129,286

Other Assets
Software	122,214	460,434
Trademarks	25,576	22,390
Vet MD data base	105,000	105,000
Goodwill	—	415,000
Insurance Agency Licenses	—	—

	252,790	1,002,824

Total Assets	$313,255	$1,736,849

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2007 and December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2007	December 31, 2006
Current Liabilities
Accounts payable	$132,765	$578,656
Accounts payable - in dispute	1,201,880	—
Line of Credit	48,001	49,173
Note payable	—	4,025,000
Accrued interest	—	58,333
Accrued wages	24,573	—
Shareholder advances	334,737	—
Loan extension fee payable	—	500,000
Current portion of long-term debt	1,263,875	55,000

Total Current Liabilities	3,005,831	5,266,162

Long-term Debt
Note payable	1,000,000	175,000

Stockholders’ Equity
Stock subscriptions receivable	—	—
Preferred stock	12,810	6,991
Common stock	3,112	3,692
Additional paid in capital	8,223,220	1,425,672
Deficit accumulated during the development stage	(11,931,718)	(5,140,668)

Total Stockholders’ Equity	(3,692,576)	(3,704,313)

Total Liabilities and Stockholders’ Equity	$313,255	$1,736,849

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Statements of Income

For the Years ending December 31, 2007 and 2006

and From July 20, 2005 (Inception) through December 31, 2007

	2007	2006	Since Inception
Revenues	$47,848	$4,019	$51,867

Marketing expenses	160,862	297,636	458,498
General and administrative expenses	6,116,355	3,768,602	10,963,406

Income (loss) before taxes	(6,229,369)	(4,062,219)	(11,370,037)

Other Income/Expense
Abandonment loss	561,680	—	561,680

Provision for taxes	—	—	—

NET INCOME (LOSS)	$(6,791,049)	$(4,062,219)	$(11,931,717)

Earnings Per Share

Basic	$(3,747.82)	$(9,337.87)
Average shares outstanding restated for 2007
Stock reverse splits	1,812	435

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Years ending December 31, 2007 and 2006

and From July 20, 2005 (Inception) through December 31, 2007

	2007	2006	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(6,791,049)	$(4,062,219)	$(11,931,717)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	95,329	11,574	107,153
Amortization	338,220	219,021	560,408
Stock issued for services	1,740,500	264,900	2,092,338
Interest accrual	2,506,518	—	2,506,518
Abandonment loss	561,680	—	561,680
Increase in Commissions receivable	274	(1,025)	(751)
Increase in Prepaid Expenses	496,666	122,275	—
(Decrease) Increase in Accounts payable	755,989	439,921	1,334,643
Increase in Accrued interest	(58,333)	58,333	23,014
Increase in Accrued wages	24,573		24,573
Increase in Loan extension fee payable	(500,000)	500,000	—

Net Cash Used in Operation Activities	(829,633)	(2,447,220)	(4,722,141)
Cash Flows For Investing Activities
Purchase of Fixed assets	(10,000)	(140,610)	(150,610)
Software costs	—	(660,122)	(660,122)
Trademarks	—	(22,390)	(22,390)
Investment Animal ID	—	(250,000)	(250,000)
Vet MD data base	—	(105,000)	(105,000)

Net Cash Used in Investing Activities	(10,000)	(1,178,122)	(1,188,122)
Cash Flows From Financing Activities
Proceeds from Line of credit	(1,172)	49,173	48,001
Proceeds from Shareholder advances	(334,737)	—	(334,737)
Payments on Long term debt	(11,225)	—	(11,225)
Proceeds from Notes Payable	50,000	2,481,986	4,281,986
Proceeds from Stock subscriptions	430,477	—	430,477
Sale of Capital Stock	615,000	773,975	1,511,518

Net Cash From Financing Activities	748,343	3,305,134	5,926,020

Net Increase (Decrease) in Cash and Cash Equivalents	(91,290)	(320,208)	15,757
Cash and Cash Equivalents - Beginning	107,047	427,255	—

Cash and Cash Equivalents - Ending	$15,757	$107,047	15,757

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through December 31, 2007

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500
Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—
Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	—	—	—
Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Shares issued for services	1,005,000	1,005	25,000	25	263,870	—	—	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	—	—	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	—	—	165,000
Shares sold	—	—	95,150	95	49,480	—	—	49,575
Net Loss	—	—	—	—	—	—	(4,062,219)	(4,062,219)

Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	—	(5,140,668)	(3,704,313)
Shares for services	—	—	1,000,000	1,000	749,000	—	—	750,000
Sale of shares	—	—	15,800,000	15,800	15,599,200	(15,000,000)	—	615,000
Net loss	—	—	—	—	—	—	(1,357,038)	(1,357,038)

Balance March 31, 2007	6,990,650	6,991	20,492,380	20,492	17,773,872	(15,000,000)	(6,497,706)	(3,696,351)
Preferred shares converted	(1,800,000)	(1,800)	9,000,000	9,000	(7,200)	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	128,300	—	128,300
Shares issued for services	7,017,000	7,017	900,000	900	866,583	—	—	874,500
Shares issued for debt	—	—	16,810	17	16,793	—	—	16,810
Sale of shares	—	—	100,000,000	100,000	100,400,000	(100,500,000)	—	—
Net loss	—	—	—	—	—	—	(2,886,948)	(2,886,948)

Balance June 30, 2007	12,207,650	12,208	130,409,190	130,409	119,050,048	(115,371,700)	(9,384,654)	(5,563,689)

Conversion of Preferred shares and reverse stock split	(12,107,650)	(12,108)	(65,208,932)	(65,209)	77,317	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	132,177	—	132,177
Net loss	—	—	—	—	—	—	(888,935)	(888,935)

Balance September 30, 2007	100,000	100	65,200,258	65,200	119,127,365	(115,239,523)	(10,273,589)	(6,320,447)
Redemption of Common to Preferred E	12,450,000	12,450	(12,450,000)	(12,450)	—	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	170,000	—	170,000
Cancellation of subscriptions receivable	—	—	—	—	(115,069,523)	115,069,523	—	—
Stock for services	260,000	260	60,000,000	60,000	55,740	—	—	116,000
To record 1000 to 1 reverse split	—	—	(112,637,508)	(112,638)	112,638	—	—	—
Shares issued for debt	—	—	3,000,000	3,000	3,997,000	—	—	4,000,000
Net Loss	—	—	—	—	—	—	(1,658,129)	(1,658,129)

Balance December 31, 2007	12,810,000	$12,810	3,112,750	$3,112	$8,223,220	$—	$(11,931,718)	$(3,692,576)

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Vsurance, Inc. and wholly owned Subsidiary, Vsurance Insurance Agency, Inc. (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Vsurance, Inc. was incorporated on July 26, 2005, in the State of Nevada. Purfect Pet Insurance Agency, Inc. was incorporated on July 20, 2005, in the State of Ohio. Purfect Pet Insurance Agency changed its name to Vsurance Insurance Agency, Inc., re-domiciled to New Mexico on December 31, 2005, and later re-domiciled to Arkansas on June 13, 2006. Vsurance is a development stage Company. Vsurance intends to provide beneficial pet / horse resource centers—VetpetMD, Spot the Pet, and Purfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries.

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. At September 30, 2007 this subsidiary was still dormant.

The consolidated financial statements include the accounts of the Vsurance, Inc., Vsurance Insurance Agency and Purrfect Pet Club. All significant inter-company accounts and transactions have been eliminated in consolidation.

The statements reflect the reverse stock splits of July 27, 2007 of 80 to 1 and the January 31, 2008 of 1,000 to 1. The statements also reflect the conversion of the Samir Financial loan on April 9, 2008 into a $2,000,000 loan and 3,000,000 shares of common stock valued at $4,000,000.

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

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the year ended December 31, 2007 and 2006, and since inception was $338,220, 219,021 and $560,408 respectively.

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

Goodwill

On June 2, 2006 the Company entered into an agreement to purchase 100% of the outstanding stock of Animal ID LLC for $415,000. The final agreement for the acquisition was completed on February 2, 2007. The purchase price consists of $20,000 cash, $165,000 in the Company’s common stock and a note for $230, 000. The upon closing the acquired company had no assets and minimal liabilities. The entire purchase price represents Goodwill and will be accounted for in accordance with SFAS 142. At December 31, 2007, management wrote the balance off an impaired.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	December 31, 2007	December 31, 2006
Equipment	$80,427	$66,445
Leasehold Improvements	0	72,666
Less Accumulated Depreciation	(36,470)	(11,825)

	$43,957	$129,286

Lease hold Improvements were not in service during 2007. The Company abandoned its Little Rock office at June 30, 2007. The balance of the leasehold improvement was written off to Abandonment loss.

Depreciation expense for the years ended December 31, 2007, 2006, and since inception was $95,329, $11,574 and $107,153 respectively.

NOTE 4 – ACCOUNTS PAYABLE IN DISPUTE

The balance represents trade payable arising since inception that the Company is disputing and hope to be able to reduce and satisfy the balance with issues of the Company’s common stock during 2008.

NOTE 5 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at September 30, 2007 and December 31, 2006 was $50,784 and $49,173 respectively.

On December 15, 2005, the Company executed a Loan and Security Agreement with Samir Financial, LLC for $4,000,000. This loan is due in full at the end of twelve months. All interest and expenses have been prepaid. The stated interest rate is 30% per annum. The effective interest rate is 129% per annum. Security is all company assets including un-disbursed funds. Closing fees totaling $1,250,000 were paid at closing by the company which netted $1,750,000 in proceeds that will be disbursed in accordance with a draw down schedule ($1,750,000 at closing less closing fees of $1,250,000 at closing: $250,000 on January 31, 2006; $250,000 on February 28, 2006; $250,000 on March 31, 2006 and $300,000 on April 30, 2006 resulted in net cash proceeds to the Company of $1,550,000. The closing fees totaling $1,250,000 together with the prepaid interest of $1,200,000 totaling $2,450,000 were all prepaid at closing thereby netting the Company, from the $4,000,000 loan, the sum of $1, 550, 000. Fees at closing were; $800,000 closing fee which were expensed, $100,000 collateral Management fee, $100,000 audit fees, $200,000 good faith deposit and $50,000 Legal fees and expenses which were all capitalized at closing since they were non-refundable and represents items which apply to the live of the loan. The capitalized amounts totaling $450,000 are being amortized over the twelve month life of the loan using the effective interest rate method. These items were fully amortized at December 31, 2006.

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. There is still $300,000 of this fee outstanding at September 30, 2007. This fee is being amortized over the six month extension period. On September 15, 2007, the principal guarantor of this loan did hereby forgive, assume, obligate itself, and indemnify the Company for any and all amounts associated and incurred with this loan above $2,000,000. The Company has not obtained release from the lender for the amounts assumed by the principal guarantor; accordingly it will continue to carry the amount on its books until release is received. On April 9, 2008, the Company entered into an agreement with the lender to exchange $4,000,000 of the debt was exchanged for 3,000,000 shares of the Company’s common stock and A new $2,000,000 note due $1,000,000 due July 9, 2008 and the balance beginning to amortize at the rate of $250,000 per quarter on July 1, 2009. This transaction was recorded as of December 31, 2007.

The balance of the loan at December 31, 2007, as restated, and December 31, 2006, was $2,000,000 and $5,541,667 respectively.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance outstanding on the loan at December 31, 2007 and 2006 was $38,775 and $25,000 respectively.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The lender received a default judgment on this loan in 2007 for $225, 100. The balance of the loan at December 31, 2007 and 2006, was $225,100 and $205,000 respectively.

NOTE 6 – INCOME TAXES

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

NOTE 7 – EQUITY

Earnings per share

The Company has adopted the provisions of SFAS 128 in the computation of earnings whereby the convertible Preferred Stock was deemed converted to common stock on date of issue.

Common Stock

The Company has 500,000,000 and 250,000,000 shares of common stock authorized with 3,112,750 and 3,692,380 share outstanding at December 31, 2007 and 2006 respectively. The common shares of the Company were reverse split 1 for 80 shares on July 11, 2007. The shares were further reversed split on January 31, 2008 1,000 to 1. Share values in these statements and footnotes indicate if they are per or post split shares.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 0 and 6,015,150 shares outstanding at December 31, 2007 and December 31, 2006 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares. There were 0 and 6,015,150 shares outstanding at December 31, 2007 and 2006 respectively.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 0 and 975,500 shares outstanding at both December 31, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. There were 0 and 975,500 shares outstanding at December 31, 2007 and 2006 respectively.

Preferred Stock Class C

The Company has 0 and 0 shares outstanding at December 31, 2007 or December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s discretion to the Company’s Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. There were no shares outstanding at December 31, 2007 and 2006.

Preferred Stock Class D

On July 11, 2007, the shareholders and Board of Directors created a Preferred Stock Class D. This class of preferred stock has non-dilutive voting rights, a par value of $0.001 per share, and 100,000 shares authorized. There were 100,000 and 0 shares outstanding at December 31, 2007 and 2006 respectively.

Preferred Stock Class E

In the fourth quarter of 2007 the Board of Directors created a Preferred Stock Class E. The shares have no dividend rights and convert at the holder’s or Company’s discretion to the Company’s common stock at the rate of 2.2 shares of preferred to one share of common. The shares were converted in the first quarter of 2008.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note was due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at December 31, 2007 and 2006 was $38,775 and $25,000.

The Company also owed another shareholder and officer $334,737 for funds advanced.

The Company has leased over 4,000 square feet of office space from its President. The lease was abandoned on June 30, 2007.

NOTE 9 – OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the parent company (Ensurapet, Inc., f/k/a Vsurance, Inc.), the insurance agency (Vsurance Insurance Agency, Inc.) and the pet club (Purrfect Pet Club); however, all assets and expenditures are reported through the parent company (Vsurance) since operations have not commenced. Therefore, there are no supplemental schedules on the subsidiary that would breakdown assets, liabilities and operations for each of these segments.

NOTE 10 – ABANDONMENT LOSS

The Company decided on June 30, 2007, to abandon its Little Rock offices. A loss of $146,680 was recognized as the estimated cost of this decision. Also, in the second quarter of 2007 management determined that the prepaid marketing fees capitalized in the first quarter of 2007 were of no value. The $750,000 of fees were written off in the first half of 2007. The Company on December 31, 2007 wrote off the balance of Goodwill from Animal ID as fully impaired.

NOTE 11 – GOING CONCERN

The Company has not generated any revenues or profits to date. This factor among others including the pass due payables due and the Company’s inability to pay the extension fee raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management feels it can raise the necessary working capital in 2008 to provide the necessary working capital, repay the delinquent notes payable. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 12 – SUBSEQUENT EVENTS

On January 10, 2008, the Board of Directors awarded 60,000,000 shares of common stock to the CEO of the Company for services rendered during the most recent financial crisis. The shares were valued at the market value of the Company’s stock on the date of issue. Also, on January 15, 2008, the Board of Directors awarded 260,000 shares of Preferred stock an entity controlled by the CEO of the Company. These financial statements reflect this event.

On January 31, 2008 the Board of Directors affected a 1000 to 1 reverse split of common stock. These financial statements reflect this event.

On April 9, 2008, the Company entered into an agreement with the lender to exchange $4,000,000 of the debt was exchanged for 3,000,000 shares of the Company’s common stock and a new $2,000,000 note due $1,000,000 due May 19, 2008 and the balance beginning to amortize at the rate of $250,000 per quarter on July 1, 2009. These statements reflect this event.

On January 31, 2008, the Company entered into a subscription receivable agreement for the sale of $4,900,000 of the Company’s common stock. This event has not been reflected in these statements.

On February 1, 2008 all shares of all classes of Preferred stock were converted to 12,710,000 shares of Common stock. This event has not been reflected in these statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.	OTHER INFORMATION

Effective February 8, 2008, the Board of Directors of Ensurapet, Inc. (the “Company”) accepted the resignation of J. Matt Lile, III from his position as President of the Company. To the knowledge of the Board of Directors and executive officers of the Company, Mr. Lile had no disagreement with the Company on any matter related to the Company’s operations, policies or practices.

The settlement and shareholder lockup agreements executed on April 9, 2008, with Samir Financial LLC were filed in an 8-K with the SEC on April 17, 2008.

Accounts payable in dispute ($1,201,880) are as follows: Animal-ID acquisition note $225,100; NicoTech Animal-ID software undelivered $12,805.95; Friday Eldridge Form A legal services provided by former director Mike Pickens $57,464.24; early stage investor held convertible security $500,000; and early development stage inside shareholding service providers—Coactive Systems (MIS) $316,509.87 and Spaner Marketing (Advertising) $90,000,

Advances to shareholders ($334,737), are as follows: early development stage inside shareholding service provider Coactive System (MIS) $165,000 and early development stage inside shareholding service provider Spaner Marketing (Advertising) $169,736.77.

The forward looking plan of management, of which there is no guarantee or assurance of achievement, is to raise $5,000,000 in capital for its pet health insurance operations and $3 million in capital to meet the surplus requirement by Insurance Department. Inclusive of these capital raises, stock issued in exchange for services and retirement of debt there will be 30,000,000 common shares issued and outstanding on a fully diluted basis. There will be only one class of preferred stock, series D of which 100,000 shall be issued and outstanding.

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

Board Member/Occupation	Board Member or IT Advisor	Audit	Leadership Development & Compensation	Nominating & Corporate Governance	IT Advisory Council
Malcolm L. Pollard, JD, CPA Attorney and CPA Self Practice	B	C	M	M

W. Russell Smith, III CEO & Chairman Ensurapet, Inc.	B	M	C	M	C

Allen A. Hayes, MD, PhD Retired Independent Medical Practitioner	B	M	M	C

Ann Perniciaro Fashion Designer Self	B		M	M

Brad Green Partner Coactive Systems	A				M

John Kortis Partner Coactive Systems	A				M

A = Advisor B = Board C = Committee chair M = Committee member

The following is a brief description of the business experience of our executive officers, directors and significant employees:

Business Experience of Officers and the Director

W. Russell Smith, III, CEO & Chairman since 07/27/05, age 45:

A licensed property and casualty insurance broker and reinsurance manager with over 13 years of experience in the pet insurance industry. During this tenure in the business of insuring household pets (1993 – 2007), Mr. Smith was instrumental in compiling the actuarial cost necessary in establishing premiums for the pet insurance policies and claim reporting guidelines to monitor loss experience. Accomplishments include the establishment of a pet reinsurance company, development of the computer operating system for pet insurance companies, cumulative sales growth of annual written premium of pet health policies on numerous programs to more than $20 million. Further, Mr. Smith has experience managing public companies. Mr. Smith is an experienced financial executive with over 13-years in the financial services industry and is a Summa Cum Laude graduate from Florida Metropolitan University with an MBA in business/accountancy. He also holds a BA in Business/Finance from Eckerd College.

Malcolm L. Pollard, JD, CPA, Director, Secretary and Treasurer since 8/31/05, age 66:

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

Ann Perniciaro, Director since 8/31/05, age 43:

•

1993 to present: Self employed fashion designer, Birmingham Michigan. Provide fashion, style, and accessorizing advice to customers including the development of privately designed clothing products. Customer clientele includes not only celebrities, dignitaries, corporate executives, but retail labels such as Gucci, Ralph Lauren, and Max Mara.

Allen A. Hayes, MD, PhD, Director since 8/31/05, age 62:

•	1995 to 2000: Under Harold Lasker MD on a part-time basis at South Oaks Hospital provided medical services for physically challenged.

•	1997 to 2000: Independent medical practitioner in sports medicine at Rutgers University.

Item 11.	Executive Compensation

The following table sets forth our director and executive officers stock compensation package at the close of December 31, 2007, annual compensation, and those participating in the health benefits plan.

Officer and Director Summary Table (includes all classes of stock held)

Name	Heath Insurance	Stock Held and Class	Annual Compensation
Allen A. Hayes, MD PhD, Director	No	Common 550,000	$0
Malcolm L. Pollard, JD, CPA, Treasurer & Secretary	No	Common 600,000	$0
Ann M. Perniciaro, Director	No	Common 550,000	$0
W. Russell Smith, III, CEO & Director	No	Common 60,000	$100,000

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J Matt Lile, President	2007	60,000		—				08	60,000
W. Russell Smith, CEO	2007	100,000		—				08	100,000

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
NONE

2007 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
NONE

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
NONE

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm Pollard	8,739	—					8,739
Allen Hayes	6,766	—					6,766
Ann Perniciaro	8,703	—					8,703
W. Russell Smith	0	—					0

2007 OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
None

2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
NONE

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables are as follows: the first table shows the amount of our common stock beneficially owned by all of our directors and executive officers as a group as of December 31, 2007. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of December 31, 2007, giving effect to the 1,000 for one reverse stock split, we had 3,112,750 shares of common stock outstanding.

Name and Address	Title of Class	Shares Beneficially Owned(1)	Percent of Class(1)
Malcolm Pollard 540 N Golden Cir, Suite 304 Santa Ana, California 92705 (Director)	Common	600,000	2%

Ann Perniciaro 540 N Golden Cir, Suite 304 Santa Ana, California 92705 (Director)	Common	550,000	1.8%

Allen Hayes 540 N Golden Cir, Suite 304 Santa Ana, California 92705 (Director)	Common	550,000	1.8%

W. Russell Smith, III 540 N Golden Cir, Suite 304 Santa Ana, California 92705 (Director & CEO from 8/17/07)	Common	600,000	2%

*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at December 31, 2006 and 2005 was $25,000 and $0 respectively.

The Company has leased over 4,000 square feet of office space from its President. The lease will begin in 2007 and provides a lease rate at market value. This transaction was entered into for the benefit of those services being rendered—establishment of the agent network to PEOs, Associations, Unions, and Employers—and for extending office space to the company at a discounted rate for a minimum of five years—set forth in the schedule below—to launch operations of Ensurapet in exchange for 500,000 shares of Class A preferred stock. Rental space located in downtown little rock in a historic building on the national register of some 4,000 plus square feet with adjacent accommodations for management.

Lease Year	Lease Rate	Market	Savings/loss to owner
One	$4.00	$10	$24,000
Two	$5.00	$10	$20,000
Three	$6.00	$10	$16,000
Four	$7.00	$10	$12,000
Five – Ten	$8.00	$10	$8,000

Total all years			$80,000

Stock price of shares based on the registered offering $1.00; however, given the default status of the Company on the Samir loan and the need to forge ahead with operations if it is to raise capital the following price per share has been established for these restricted shares. With only 4,000 shares sold at the offering price of $1.00 all other common shares issued were promissory notes that converted that resulted in discounts to as little as $0.31 per share. Therefore, as a result of further financial deterioration the value of the shares is $80,000 or $0.16 per share. This property was location was terminated and the accrued balance of leasehold improvements was written off. To abandon these Little Rock offices a loss of $146,680 was recognized as the estimated cost of this decision.

Item 14.	Principal Accounting Fees and Services

Lawrence Scharfman CPA audited the Company’s financial statements for the period for December 31, 2006 since December 31, 2007. Fees related to services performed by Lawrence Scharfman CPA were as follows:

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

Lawrence Scharfman CPA audited the Company’s financial statements for the period for December 31, 2007 since December 31, 2006. Fees related to services performed by Lawrence Scharfman CPA were as follows:

2007
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

The Board of Directors has reviewed and discussed with the Company’s management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2007 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

Item 15.	Exhibits

3.1	—Articles of Incorporation (1)

3.1 (b)	—Amendment to the Articles of Incorporation (1)

3.2	—Bylaws (1)

3.3	—Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (6)

4.1	—Form of Common Stock Certificate (1)

10.1	—Escrow Agreement (1)

10.2	—Loan and Security Agreement Settlement by and between Samir Financial, L.L.C., and Vsurance, Inc. (2)

10.3	—Attachments to Loan and Security Agreement (4)

10.4	—Guarantee of Russell Smith III (4)

23.1	Consent of Independent Registered Public Accounting Firm (6)

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (6)

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. (6)

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

99.1	—Subscription Agreement (3)

99.2	Securities Purchase Agreement (5)

(1)	Previously filed as an Exhibit to Vsurance’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 24, 2006.
(2)	Previously filed as Exhibit 10.2 Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on May 30, 2006.
(3)	Previously filed as an Exhibit 99.1 Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on June 23, 2006.
(4)	Previously filed as an Exhibit to Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on September 22, 2006.
(5)	Previously filed as an Exhibit to Vsurance’s registration statement on Form SB-2/A filed with the Securities and Exchange Commission on October 13, 2006.
(6)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Date)		ENSURAPET, INC.
(Registrant)

April 24, 2008	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

April 24, 2008		/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. RUSSELL SMITH, III	April 24, 2008
W. Russell Smith, III CEO, Executive Vice President and Chief Financial Officer

/s/ Malcolm L. Pollard, JD, CPA	April 24, 2008
Malcolm L. Pollard, JD, CPA Director, Secretary

/s/ Ann M. Perniciaro	April 24, 2008
Ann M. Perniciaro Director

/s/ Allen A. Hayes, MD PhD	April 24, 2008
Allen A. Hayes, MD PhD Director

ENSURAPET, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.