Form 10-K/A
period 2007-12-31
Ensurapet
filed 2008-04-25
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents incorporated by reference: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

ENSURAPET, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

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

The forward-looking statements included in this Annual Report on Form 10-K/A are made only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Furthermore, on January 31, 2008, which has been determined to be a material event and reflected in this 10-K/A the following matters were submitted to a vote if security holders of Ensurapet: First; the name of the Company was changed from Vsurance to Ensurapet, Inc., was ratified; Second; enacted a one for one thousand reverse stock split, to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State was ratified; Third; adopt prior board resolutions wherein amendments to the Articles of Incorporation had been filed with the Nevada Secretary of State to establish a preferred E and F stock class (pursuant to Board Resolution on November 28, 2007 the Board amended its Articles of Incorporation on December 20, 2007 so that the Company was authorized to issue 21,100,000 shares of preferred stock, $0.001 par value. The articles of December 20, 2007 authorized 20,000,000 class E preferred shares; was ratified; and Pursuant to Board Resolution on December 27, 2007 the Board amended its articles of Incorporation on January 11, 2008 so that the Company was authorized to issue 1,000,000 class F preferred shares) was ratified; and Lastly, adopt pursuant to Board Resolution of December 21, 2007 the exchange of 12,450,000 common shares for 12,450,000 preferred class E shares was ratified.

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

This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K/A.

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

The Board of Directors has reviewed and discussed with the Company’s management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K/A for the Company’s 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K/A for its 2007 fiscal year for filing with the SEC.

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