Form 10-Q
period 2008-03-31
Ensurapet
filed 2008-05-20
CIK 1353867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 333-132028

ENSURAPET, INC.

(Small Business Issuer in its Charter)

NEVADA	13-4303483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 West Golden Circle, Suite 304 SANTA ANA, CALIFORNIA	92705
(Address of principal executive offices)	(Zip Code)

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

Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 31, 2008: 29,762,750 shares.

ENSURAPET, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management’s current expectations concerning future results and events and can generally be identified by the use of expressions such as “may,” “will,” “should,” “could,” “would,” “likely,” “predict,” “potential,” “continue,” “future,” “estimate,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

•	the failure to achieve sufficient levels of usage of our public portals;

•	the inability to successfully deploy new or updated applications or services;

•	the inability to successfully sell our pet health insurance products;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the inability to attract and retain qualified personnel and other filings with the Securities and Exchange Commission;

•	general economic, business or regulatory conditions affecting the pet healthcare, information technology and Internet industries being less favorable than expected; and

•	the Risk Factors described in Item 1A of this Quarterly Report.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors, including unknown or unpredictable ones could also have material adverse effects on our future results.

The forward-looking statements included in this Annual Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Balance Sheet

March 31, 2008 and December 31, 2007

ASSETS	Unaudited March 31, 2008	Audited December 31, 2007
Current Assets
Cash and cash equivalents	$23,565	$15,757
Commissions receivable	751	751
Prepaid expenses	—	—

Total Current Assets	24,316	16,508

Fixed Assets
Property and equipment - net	37,391	43,957

Other Assets
Software	91,660	122,214
Trademarks	25,576	25,576
Vet MD data base	105,000	105,000
Goodwill	—	—
Insurance Agency Licenses	—	—

	222,236	252,790

Total Assets	$283,943	$313,255

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Balance Sheet

March 31, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY	Unaudited March 31, 2008	Audited December 31, 2007
Current Liabilities
Accounts payable	$167,145	$132,765
Accounts payable - in dispute	1,201,880	1,201,880
Line of Credit	45,233	48,001
Note payable	—	—
Accrued interest	—	—
Accrued wages	24,573	24,573
Shareholder advances	324,503	334,737
Loan extension fee payable	—	—
Current portion of long-term debt	1,263,875	1,263,875

Total Current Liabilities	3,027,209	3,005,831

Long-term Debt
Note payable	1,000,000	1,000,000

Stockholders’ Equity
Stock subscriptions receivable	(4,778,962)	—
Preferred stock	100	12,810
Common stock	29,762	3,112
Additional paid in capital	13,113,280	8,223,220
Deficit accumulated during the development stage	(12,107,446)	(11,931,718)

Total Stockholders’ Equity	(3,743,266)	(3,692,576)

Total Liabilities and Stockholders’ Equity	$283,943	$313,255

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Statements of Income

For the Quarter Ending March 31, 2008 and the Year ending December 31, 2007 and From July 20, 2005 (Inception) through March 31, 2008

	Unaudited 2008	Audited 2007	Since Inception
Revenues	$20,876	$47,848	$72,743

Marketing expenses	3,834	160,862	462,332
General and administrative expenses	192,770	6,116,355	11,156,176

Income (loss) before taxes	(175,728)	(6,229,369)	(11,545,765)

Other Income/Expense
Abandonment loss	—	561,680	561,680

Provision for taxes	—	—	—

NET INCOME (LOSS)	$(175,728)	$(6,791,049)	$(12,107,445)

Earnings Per Share
Basic	$(0.03)	$(3,747.82)
Average Shares Outstanding	6,437,750	1,812

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Quarter Ending March 31, 2008 and the Year ending December 31, 2007 and From July 20, 2005 (Inception) through March 31, 2008

	Unaudited 2008	Audited 2007	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(175,728)	$(6,791,049)	$(12,107,445)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	6,566	95,329	113,719
Amortization	30,554	338,220	590,962
Stock issued for services	4,000	1,740,500	2,096,338
Interest accrual	—	2,506,518	2,506,518
Abandonment loss	—	561,680	561,680
Increase in Commissions receivable	—	274	(751)
Increase in Prepaid Expenses	—	496,666	—
(Decrease) Increase in Accounts payable	34,380	755,989	1,369,023
Increase in Accrued interest	—	(58,333)	23,014
Increase in Accrued wages	—	24,573	24,573
Increase in Loan extension fee payable	—	(500,000)	—

Net Cash Used in Operation Activities	(100,228)	(829,633)	(4,822,369)
Cash Flows For Investing Activities
Purchase of Fixed assets	—	(10,000)	(150,610)
Software costs	—	—	(660,122)
Trademarks	—	—	(22,390)
Investment Animal ID	—	—	(250,000)
Vet MD data base	—	—	(105,000)

Net Cash Used in Investing Activities	—	(10,000)	(1,188,122)
Cash Flows From Financing Activities
Proceeds from Line of credit	(2,768)	(1,172)	45,233
Proceeds from Shareholder advances	(10,234)	(334,737)	(344,971)
Payments on Long term debt	—	(11,225)	(11,225)
Proceeds from Notes Payable	—	50,000	4,281,986
Proceeds from Stock subscriptions	121,038	430,477	551,515
Sale of Capital Stock	—	615,000	1,511,518

Net Cash From Financing Activities	108,036	748,343	6,034,056

Net Increase (Decrease) in Cash and Cash Equivalents	7,808	(91,290)	23,565
Cash and Cash Equivalents - Beginning	15,757	107,047	—

Cash and Cash Equivalents - Ending	$23,565	$15,757	23,565

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period From July 20, 2005 (Inception) through March 31, 2008

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance July 20, 2005	—	$—	—	$—	$—	$—	$—	$—
Sale of shares	437,650	438	100,000	100	122,005	—	—	122,543
Stock issued for equipment	62,500	62	—		438	—	—	500
Shares issued for services	3,000,000	3,000	—	—	83,937	—	—	86,937
Shares issued for software	750,000	750	—		21,750	—	—	22,500
Shares issued for Debt	1,200,000	1,200	—	—	(1,200)	—	—	—
Net loss	—	—	—	—	—	—	(1,078,449)	(1,078,449)

Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	—	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	—	—	—
Shares issued for Debt	600,000	600	—	—	(600)	—	—	—
Shares issued for services	1,005,000	1,005	25,000	25	263,870	—	—	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	—	—	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	—	—	165,000
Shares sold	—	—	95,150	95	49,480	—	—	49,575
Net Loss	—	—	—	—	—	—	(4,062,219)	(4,062,219)

Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	—	(5,140,668)	(3,704,313)
Shares for services	—	—	1,000,000	1,000	749,000	—	—	750,000
Sale of shares	—	—	15,800,000	15,800	15,599,200	(15,000,000)	—	615,000
Net loss	—	—	—	—	—	—	(1,357,038)	(1,357,038)

Balance March 31, 2007	6,990,650	6,991	20,492,380	20,492	17,773,872	(15,000,000)	(6,497,706)	(3,696,351)
Preferred shares converted	(1,800,000)	(1,800)	9,000,000	9,000	(7,200)	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	128,300	—	128,300
Shares issued for services	7,017,000	7,017	900,000	900	866,583	—	—	874,500
Shares issued for debt	—	—	16,810	17	16,793	—	—	16,810
Sale of shares	—	—	100,000,000	100,000	100,400,000	(100,500,000)	—	—
Net loss	—	—	—	—	—	—	(2,886,948)	(2,886,948)

Balance June 30, 2007	12,207,650	12,208	130,409,190	130,409	119,050,048	(115,371,700)	(9,384,654)	(5,563,689)
Conversion of Preferred shares and reverse stock split	(12,107,650)	(12,108)	(65,208,932)	(65,209)	77,317	—	—	—
Funds received from stock subscriptions	—	—	—	—	—	132,177	—	132,177

Net loss	—	—	—	—	—	—	(888,935)	(888,935)

Balance September 30, 2007	100,000	100	65,200,258	65,200	119,127,365	(115,239,523)	(10,273,589)	(6,320,447)
Redemption of Common to Preferred E	12,450,000	12,450	(12,450,000)	(12,450)	—	—	—	—
Funds received from stock								—
subscriptions	—	—	—	—	—	170,000	—	170,000
Cancellation of subscriptions receivable	—	—	—	—	(115,069,523)	115,069,523	—	—
Stock for services	260,000	260	60,000,000	60,000	55,740	—	—	116,000
To record 1000 to 1 reverse split	—	—	(112,637,508)	(112,638)	112,638	—	—	—
Shares issued for debt	—	—	3,000,000	3,000	3,997,000	—	—	4,000,000
Net Loss	—	—	—	—	—	—	(1,658,129)	(1,658,129)

Balance December 31, 2007	12,810,000	12,810	3,112,750	3,112	8,223,220	—	(11,931,718)	(3,692,576)
Conversion of Preferred E to Common	(12,450,000)	(12,450)	12,450,000	12,450	—	—	—	—
Conversion of Preferred F to Common	(200,000)	(200)	10,000,000	10,000	(9,800)	—	—	—
Stock for services	—	—	2,000,000	2,000	2,000	—	—	4,000
Retirement of Preferred F	(60,000)	(60)	—	—	60	—	—	—
Sale of shares	—	—	2,200,000	2,200	4,897,800	(4,778,962)	—	121,038

	100,000	$100	29,762,750	$29,762	$13,113,280	$(4,778,962)	$(11,931,718)	$(3,567,538)

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Ensurapet, Inc. and wholly owned Subsidiary, Vsurance Insurance Agency, Inc. (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Vsurance, Inc. was incorporated on July 26, 2005, in the State of Nevada and filed a name change on January 31, 2008 to Ensurapet, Inc. Purrfect Pet Insurance Agency, Inc. was incorporated on July 20, 2005, in the State of Ohio. Purrfect Pet Insurance Agency changed its name to Vsurance Insurance Agency, Inc., re-domiciled to New Mexico on December 31, 2005, and later re-domiciled to Arkansas on June 13, 2006. Ensurapet is a development stage Company. Ensurapet intends to provide beneficial pet / horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries.

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. At September 30, 2007 this subsidiary was still dormant.

The consolidated financial statements include the accounts of the Ensurapet, Inc., Vsurance Insurance Agency and Purrfect Pet Club. All significant inter-company accounts and transactions have been eliminated in consolidation.

The statements reflect the reverse stock splits of July 27, 2007 of 80 to 1 and the January 31, 2008 of 1,000 to 1. The statements also reflect the conversion of the Samir Financial loan on April 9, 2008 into a $2,000,000 loan and 3,000,000 shares of common stock valued at $4,000,000.

Revenue Recognition

Ensurapet uses the accrual basis of accounting.

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

Concentration of Credit Risks

During 2007, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the periods ending March 31, 2008, the year ended December 31 2007, and since inception was $30,554, 338,220 and $590,962 respectively.

Trademarks

Trademarks represent the third party costs in connection with the filing of trademark applications and related research. The Company evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

Vet MD Data Base

Vet MD Data Base represents third party costs incurred in the development of an internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by the end of 2008.

Goodwill

On June 2, 2006 the Company entered into an agreement to purchase 100% of the outstanding stock of Animal ID LLC for $415,000. The final agreement for the acquisition was completed on February 2, 2007. The purchase price consists of $20,000 cash, $165,000 in the Company’s common stock and a note for $230,000.The upon closing the acquired company had no assets and minimal liabilities. The entire purchase price represents Goodwill and will be accounted for in accordance with SFAS 142. At December 31, 2007, management wrote the balance of this investment down to zero as impaired.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	September 30, 2007	December 31, 2007
Equipment	$80,427	$80,427
Leasehold Improvements	0	0
Less Accumulated Depreciation	(43,036)	(36,470)

	$37,391	$43,957

Lease hold Improvements were not in service during 2007. The Company abandoned its Little Rock office at June 30, 2007. The balance of the leasehold improvement was written off to Abandonment loss.

Depreciation expense for the periods ending March 31, 2008, the year ending December 31, 2007 and since inception was $6,566, $95,329, and $113,719 respectively.

NOTE 4 – ACCOUNTS PAYABLE IN DISPUTE

The balance represents trade payable arising since inception that the Company is disputing and hope to be able to reduce and satisfy the balance with issues of the Company’s common stock during 2008.

NOTE 5 – NOTES PAYABLE

On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank’s prime plus 2 points. The balance outstanding at September 30, 2007 and December 31, 2006 was $45,233 and $50,784 respectively.

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

The balance of the loan at March 31, 2008 and December 31, 2007, as restated, was $2,000,000.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance outstanding on the loan at March 31, 2008 and December 31, 2007 was $38,775.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The lender received a default judgment on this loan in 2007 for $225,100.The balance of the loan at March 31, 2008 and December 31, 2007, was $225,100.

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

Common Stock

The Company has 500,000,000 and 250,000,000 shares of common stock authorized with 29,760,750 and 3,112,750 share outstanding at March 31, 2008 and December 31, 2007 respectively. The common shares of the Company were reverse split 1 for 80 shares on July 11, 2007. The shares were further reversed split on January 31, 2008 1,000 to 1. Share values in these statements and footnotes indicate if they are pre or post split shares.

Preferred Stock Class A

The Company has 8,000,000 shares of $0.001 par value authorized, with 0 and 6,015,150 shares outstanding at September 30, 2007 and December 31, 2006 respectively. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management’s intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares. There were 0 shares outstanding at March 31, 2008 and December 31, 2007.

Preferred Stock Class B

The Company has 2,000,000 shares of $0.001 par value authorized, with 0 and 975,500 shares outstanding at both September 30, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s option to the Company’s Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. There were 0 shares outstanding at March 31, 2008, and December 31, 2007.

Preferred Stock Class C

The Company has 0 and 0 shares outstanding at September 30, 2007 or December 31, 2006. The shares have no dividend rights and convert at the holder’s or the Company’s discretion to the Company’s Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. There were no shares outstanding at March 31, 2008 and December 31, 2007.

Preferred Stock Class D

On July 11, 2007, the shareholders and Board of Directors created a Preferred Stock Class D. This class of preferred stock has non-dilutive voting rights, a par value of $0.001 per share, and 100,000 shares authorized. There were 100,000 shares outstanding at March 31, 2008 and December 31, 2007 and 2006.

Preferred Stock Class E

In the fourth quarter of 2007 the Board of Directors created a Preferred Stock Class E. The shares have no dividend rights and convert at the holder’s or Company’s discretion to the Company’s common stock at the rate of 1 shares of preferred to one share of common. The shares were converted in the first quarter of 2008. There were 0 shares outstanding at March 31, 2008 and December 31, 2007 as restated.

Preferred Stock Class F

In the first quarter of 2008 the Board of Directors created a Preferred Stock Class F. The shares have no voting or dividend rights and convert at the holder’s or Company’s discretion to the Company’s common stock at a rate of 1 shares of preferred to fifty common shares. The shares were converted in the first quarter of 2008. There were 0 shares outstanding at March 31, 2008 and December 31, 2007 as restated.

NOTE 8 – RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note was due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at March 31, 2008 and December 31, 2007 was $38,775.

The Company also owed another shareholder and officer $324,503 and $334,737 at March 31, 2008 and December 31, 2007 respectively, for funds advanced.

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

NOTE 10 – ABANDOMENT LOSS

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that involve risk and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Quarterly Report. Further historic disclosures can be found on Form 10-K for December 31, 2007, 10-KSB for December 31, 2006, and in the 2006 registration statement (SEC File number 333-132028).

Overview

MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and are provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2008.

•

Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company

We are a provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. We are organizing our business into these two operating segments as follows; however, since we remained a development stage company at March 31, 2008, we have represented the business as one operating segment at this time:

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

Changes in the Veterinary Profession with Pet Insurance. A new report published by Packaged Facts on Pet Insurance in North America, stated that North Americans will take an increasingly strong interest in pet insurance during the next five years, placing sales as high as $1.1 billion in 2012. This forecast is consistent with soaring revenues in the overall pet market due to affluent households and their willingness to spend more on the health and wellness of their beloved furry family members. A conservative estimate in this study indicated revenues of pet insurance were at $248 million in 2007, up 21% from $205 million in 2006. The report further stated that North America is primed for expansion in the pet insurance market.

For the first time insurance plans are being sold under nationally known pet care brands, including PurinaCare and the American Kennel Club. Helping to drive further interest and awareness, companies are targeting consumers through new distribution channels, such as, direct-to-consumer, veterinarian offices, pet care service providers, supermarkets and insurance agencies. The report went on to say that many new companies have entered the market over the past three years and it’s a sure bet that more well-funded companies will jump on-board in the coming year. Each company has its own version of pet insurance products, ranging from highly customizable plans to greatly simplified ones for a mass market. In the pet insurance spotlight is PurinaCare, AKC, ASPCA, as well as dedicated pet insurance underwriters such as American Pet Insurance Company and SecuriCan, who all appear to be following in the footsteps Kroger who now too provides pet insurance. For further information on this report visit: http://www.packagedfacts.com/Pet-Insurance-1391937/

Basis of Presentation

Ensurapet, Inc. is a Nevada corporation formerly known as Vsurance, Inc., that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries. At March 31, 200, there were 29,862,750 shares issued and outstanding, which was as follows: 29,762,750 common shares of the 500,000,000 authorized and 100,000 preferred class D shares of the 100,000 authorized.

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

Results of Operations

For the quarter ending 2008 and year ending 2007 we reported a Net Loss of $(175,728) and $(6,791,049) and Basic Earnings per Share of $(0.03) and $(3,747.82) respectfully.

We are a development stage company because we have not commenced any significant operations so far with the exception of a minimal number (1,412) of membership and certificates of insurance to Purrfect Pet Club members that amounts to more than $100,000 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people. The Company has withdrawn its Form “A” application with the Idaho Department of Insurance to purchase of the Universal Life Insurance Company charter. The Company intends, at the direction of legal counsel, to file a new Form A for a new insurance company charter in the State of Arizona which is underway. Further the Company will seek to utilize the expedited NAIC mono-line filing service in the other states. There is no assurance that our application will be approved by the Insurance Department; however, if and when an order was to be given certifying the terms of the purchase the required disclosures shall be made.

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

Revenues – were $47,848 at December 31, 2007 and $20,876 at March 31, 2008, which represents 43% of last years revenue, primarily as a result of the continuance of pet health insurance plan sales.

Operating Expenses – were $6,277,217 at December 31, 2007 and $196,604 at March 31, 2008, which represents 0.4% of last years expenses, primarily as a result of the discontinuance of the amortization of prepaid closing costs and recent settlement of the note payable to Samir Financial (Footnote 4).

Net Income (Loss) – there was a net loss from net income of $(6,791,049) at December 31, 2007 and $(175,728) at March 31, 2008 which represents 4% of last year loss. The decrease is primarily the result of the discontinuance of the amortization of prepaid closing costs and recent settlement of the note payable to Samir Financial (Footnote 4).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 we had total assets of $283,943 of which $23,565 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan; furthermore, the need for additional capital beyond any immediate offering is predicated because in order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise additional capital and policy sales exceed our surplus deposit we would have to transfer the risk which is above our surplus writing ratio to another company. This reinsurance process is common.

Current Assets

Cash – increased from $15,757 at December 31, 2007 to $23,565 at March 31, 2008, an increase of $7,808 primarily as a result of capital investments under the investment banking agreement.

Commission receivable – was unchanged from $751 at December 31, 2007 to $751 at March 31, 2008, primarily as a result of the offset of this receivable against future reporting periods for pet health insurance plan sales.

Prepaid expenses – was unchanged from $0 at December 31, 2007 to $0 at March 31, 2008, primarily as a result of the complete amortization of all prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets – increased from $16,508 at December 31, 2007 to $24,316 at March 31, 2008, an increase of $7,808 primarily as a result of capital investments under the investment banking agreement.

Net Fixed Assets – decreased from $43,857 at December 31, 2007 to $37,391 at March 31, 2008, a decrease of $6,466, primarily as a result of depreciation and no new fixed asset purchases.

Other Assets – decreased from $252,790 at December 31, 2007 to $222,236 at March 31, 2008, a decrease of $30,554, primarily as a result of amortization and write-off of the Animal-ID acquisition and no new asset purchases.

Liabilities

Total Current Liabilities – increased from $3,005,831 at December 31, 2007 to $3,027,209 at March 31, 2008, an increase of $21,3781 primarily as a result of normal operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.	Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There is a case #070C014621B involving Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. The Company plans to contest and seek to have the judgment set-aside in the amount of $210,000.00, based on fraud and failure to deliver assets unencumbered as described in a purchase agreement. between the parties.

Except as disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

We have incurred and may continue to incur losses

Our operating results have been impacted significantly due to the loan with Samir Financial and may continue to do so in the future as the need for capital continues. Our net loss for first quarter of 2008 totaled $(175,728). Many companies with business plans based on providing pet health insurance have failed to be profitable and some have ceased operations. Even if demand for users exists, we cannot assure you that our business will be profitable.

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

Item 2.	Unregistered Sale of Equity Securities

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

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 31, 2008, which had been determined to be a material event and reflected in the Company’s 10-K for the period ending December 31, 2007, the following matters were submitted to a vote of security holders of Ensurapet: First; the name of the Company was changed from Vsurance to Ensurapet, Inc., was ratified; Second; enacted a one for one thousand reverse stock split, to be effective as of the filing of an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State was ratified; Third; adopt prior board resolutions wherein amendments to the Articles of Incorporation had been filed with the Nevada Secretary of State to establish a preferred E and F stock class (pursuant to Board Resolution on November 28, 2007 the Board amended its Articles of Incorporation on December 20, 2007 so that the Company was authorized to issue 21,100,000 shares of preferred stock, $0.001 par value. The articles of December 20, 2007 authorized 20,000,000 class E preferred shares; was ratified; and Pursuant to Board Resolution on December 27, 2007 the Board amended its articles of Incorporation on January 11, 2008 so that the Company was authorized to issue 1,000,000 class F preferred shares) was ratified; and Lastly, adopt pursuant to Board Resolution of December 21, 2007 the exchange of 12,450,000 common shares for 12,450,000 preferred class E shares was ratified.

Item 5.	Other Information

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

Item 6.	Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Date)	ENSURAPET, INC.
(Registrant)

May 20, 2008	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

May 20, 2008		/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
Principal Accounting Officer

ENSURAPET, INC. AND SUBSIDIARIES

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