Form 10-Q
period 2008-06-30
Ensurapet
filed 2008-09-17
CIK 1353867

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED JUNE 30, 2008

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT

                       COMMISSION FILE NUMBER: 333-132028
                             ----------------------
                                 ENSURAPET, INC.
                     (Small Business Issuer in its Charter)
                             ----------------------

               NEVADA                                   13-4303483
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                        P.O. Box 7496
                          CANTON, OH                            44705
           (Address of principal executive offices)          (Zip Code)

                    Issuer's Telephone Number: (877) 440-7387
                             ----------------------
        Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act: None

                          COMMON STOCK, PAR VALUE $.001
                              (Title of each class)
                             ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):



Large accelerated filer    |_|               Accelerated filer    |_|
Non-accelerated filer      |_|               Smaller reporting company    |X|
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

Number of shares of the issuer's common stock, par value $.001, outstanding as of June 30, 2008: 40,000,000 shares.

                        ENSURAPET, INC. AND SUBSIDIARIES

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                                                                 Page
                                                                                                               Numbers
                                                                                                               -------

Forward-Looking Statements                                                                                           2

PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets                                                                 3
               Condensed Consolidated Statements of Income                                                           5
               Condensed Consolidated Statement of Cash Flows                                                        6
               Notes to Condensed Consolidated Financial Statements                                                  8
Item 2.  Management Discussion & Analysis of Financial Condition and Results of Operations                          13
Item 3   Quantitative and Qualitative Disclosures About Market Risk                                                 18
Item 4.  Controls and Procedures                                                                                    18

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                          18
Item 1A  Risk Factors                                                                                               18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                23
Item 3.  Defaults Upon Senior Securities                                                                            24
Item 4.  Submission of Matters to a Vote of Security Holders                                                        24
Item 5   Other information                                                                                          24
Item 6.  Exhibits                                                                                                   24

Signatures                                                                                                          25
Index to Exhibits                                                                                                   26

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management's current expectations concerning future results and events and can generally be identified by the use of expressions such as "may," "will," "should," "could," "would," "likely," "predict," "potential," "continue," "future," "estimate," "believe," "expect," "anticipate," "intend," "plan," "foresee," and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following important risks and uncertainties could affect our future results, causing those results to differ materially from those expressed in our forward-looking statements:

     o the failure to achieve sufficient levels of usage of our public portals;

     o the inability to successfully deploy new or updated applications or services;

     o    the inability to successfully sell our pet health insurance products;

     o the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

     o the inability to attract and retain qualified personnel and other filings with the Securities and Exchange Commission;

     o general economic, business or regulatory conditions affecting the pet healthcare, information technology and Internet industries being less favorable than expected; and

     o    the Risk Factors described in Item 1A of this Quarterly Report.

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
June 30, 2008 and December 31, 2007

ASSETS                                                                            March 31, 2008     December 31, 2007
--------------------------------------------------------------------------------------------------- -------------------
Current Assets
 Cash and cash equivalents                                                      $             1,279 $            15,757
 Commissions receivable                                                                       5,547                 751
 Prepaid expenses                                                                                 -                   -
                                                                                ------------------- -------------------
      Total Current Assets                                                                    6,827              16,508

Fixed Assets
 Property and equipment - net                                                                30,825              43,957
                                                                                ------------------- -------------------

Other Assets
 Software                                                                                    61,116             122,214
 Trademarks                                                                                  25,576              25,576
 Vet MD data base                                                                           105,000             105,000
 Goodwill                                                                                         -                   -
 Insurance Agency Licenses                                                                        -                   -
                                                                                ------------------- -------------------
                                                                                            191,692             252,790
                                                                                ------------------- -------------------

Total Assets                                                                    $           229,344 $           313,255
                                                                                =================== ===================

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
June 30, 2008 and December 31, 2007


LIABILITIES AND STOCKHOLDERS' EQUITY                                              June 30, 2008     December 31, 2007
-------------------------------------------------------------------------------------------------- -------------------
Current Liabilities
 Accounts payable                                                               $         167,145  $          132,765
 Accounts payable - in dispute                                                          1,201,880           1,201,880
 Line of Credit                                                                            39,981              48,001
 Note payable                                                                                   -                   -
 Accrued interest                                                                               -                   -
 Accrued wages                                                                             24,573              24,573
 Shareholder advances                                                                     349,203             334,737
 Loan extension fee payable                                                                     -                   -
 Current portion of long-term debt                                                      1,263,875           1,263,875
                                                                                ------------------ -------------------
  Total Current Liabilities                                                             3,046,657           3,005,831

Long-term Debt
 Note payable                                                                           1,000,000           1,000,000

Stockholders' Equity
 Stock subscriptions receivable                                                        (4,740,996)                  -
 Preferred stock                                                                              100              12,810
 Common stock                                                                              40,000               3,112
 Additional paid in capital                                                            13,115,422           8,223,220
 Deficit accumulated during the development stage                                     (12,231,839)        (11,931,718)
                                                                                ------------------ -------------------
  Total Stockholders' Equity                                                           (3,817,313)         (3,692,576)
                                                                                ------------------ -------------------

Total Liabilities and Stockholders' Equity                                      $         229,344  $          313,255
                                                                                ================== ===================

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Income
For the Quarter Ending June 30, 2008 and the Year ending December 31, 2007 and From July 20, 2005 (Inception) through June 30, 2008

                                                                                                                Since
                                                                                      2008         2007       Inception
--------------------------------------------------------------------------------------------------------------------------

Revenues                                                                         $      18,965  $     47,848  $     91,708
                                                                                 --------------- ----------- -------------

Marketing expenses                                                                         954       160,862       463,286
General and administrative expenses                                                    142,405     6,116,355    11,298,581
                                                                                 --------------- ----------- -------------

Income (loss) before taxes                                                            (124,393)   (6,229,369)  (11,670,158)

Other Income/Expense
Abandonment loss                                                                             -       561,680       561,680

Provision for taxes                                                                          -            -              -
                                                                                 --------------- ----------- -------------

NET INCOME (LOSS)                                                                $    (124,393) $ (6,791,049) $(12,231,839)
                                                                                 =============== =========== =============

Earnings Per Share
                    Basic                                                        $       (0.01) $  (3,747.82)

                    Average Shares Outstanding                                      14,881,375         1,812

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow
For the Quarter Ending June 30, 2008 and the Year ending December 31, 2007 and From July 20, 2005 (Inception) through June 30, 2008

                                                                                                                    Since
                                                                                      2008           2007         Inception
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From/For Operating Activities
 Net Income (Loss)                                                               $    (124,393) $   (6,791,049) $  (12,107,445)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities
      Depreciation                                                                       6,566          95,329         113,719
      Amortization                                                                      30,554         338,220         590,962
      Stock issued for services                                                          2,380       1,740,500       2,096,338
      Interest accrual                                                                       -       2,506,518       2,506,518
      Abandonment loss                                                                       -         561,680         561,680
      Increase in Commissions receivable                                                     -             274            (751)
      Increase in Prepaid Expenses                                                           -         496,666               -
      (Decrease) Increase in Accounts payable                                                -         755,989       1,369,023
      Increase in Accrued interest                                                           -         (58,333)         23,014
      Increase in Accrued wages                                                              -          24,573          24,573
      Increase in Loan extension fee payable                                                 -        (500,000)              -
                                                                                 --------------- -------------- ---------------
 Net Cash Used in Operation Activities                                                 (84,893)       (829,633)     (4,822,369)
Cash Flows For Investing Activities
 Purchase of Fixed assets                                                                    -         (10,000)       (150,610)
 Software costs                                                                              -               -        (660,122)
 Trademarks                                                                                  -               -         (22,390)
 Investment Animal ID                                                                        -               -        (250,000)
 Vet MD data base                                                                            -               -        (105,000)
                                                                                 --------------- -------------- ---------------
 Net Cash Used in Investing Activities                                                       -         (10,000)     (1,188,122)
Cash Flows From Financing Activities
 Proceeds from Line of credit                                                              (59)         (1,172)         45,233
 Proceeds from Shareholder advances                                                     24,700        (334,737)       (344,971)
 Payments on Long term debt                                                                  -         (11,225)        (11,225)
 Proceeds from Notes Payable                                                                 -          50,000       4,281,986
 Proceeds from Stock subscriptions                                                      37,966         430,477         551,515
 Sale of Capital Stock                                                                       -         615,000       1,511,518
                                                                                 --------------- -------------- ---------------
 Net Cash From Financing Activities                                                     62,607         748,343       6,034,056
                                                                                 --------------- -------------- ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   (22,286)        (91,290)         23,565
Cash and Cash Equivalents - Beginning                                                   23,565         107,047               -
                                                                                 --------------- -------------- ---------------
Cash and Cash Equivalents - Ending                                               $       1,279  $        15,757          23,565
                                                                                 =============== ============== ===============
See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period From July 20, 2005 (Inception) through June 30, 2008                                          Deficit
                                                                                                           Accumulated
                                                                                Additional      Stock      During the      Total
                                   Preferred    Stock     Common      Stock      Paid in    Subscriptions  Development Stockholders'
                                     Shares    Amount     Shares      Amount     Capital      Receivable      Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance July 20, 2005                       - $      -            - $       - $           - $           - $          -  $         -
 Sale of shares                       437,650      438      100,000       100       122,005             -            -      122,543
 Stock issued for equipment            62,500       62            -                     438             -            -          500
 Shares issued for services         3,000,000    3,000            -         -        83,937             -            -       86,937
 Shares issued for software           750,000      750            -                  21,750             -            -       22,500
 Shares issued for Debt             1,200,000    1,200            -         -        (1,200)            -            -            -
 Net loss                                   -        -            -         -             -             -   (1,078,449)  (1,078,449)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   ----------
Balance December 31, 2005           5,450,150    5,450      100,000       100       226,930             -   (1,078,449)    (845,969)
 Shares converted to common          (320,000)    (320)   1,500,000     1,500        (1,180)            -            -            -
 Shares issued for Debt               600,000      600            -         -          (600)            -            -            -
 Shares issued for services         1,005,000    1,005       25,000        25       263,870             -            -      264,900
 Shares issued for Debt conversion     50,000       50    1,723,230     1,723       722,627             -            -      724,400
 Shares issued for Investment in
  Animal ID                           205,500      206      249,000       249       164,545             -            -      165,000
 Shares sold                                -        -       95,150        95        49,480             -            -       49,575
 Net Loss                                   -        -            -         -             -             -   (4,062,219)  (4,062,219)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   -----------
Balance December 31, 2006           6,990,650    6,991    3,692,380     3,692     1,425,672             -   (5,140,668)  (3,704,313)
  Shares for services                       -        -    1,000,000     1,000       749,000             -            -      750,000
  Sale of shares                            -        -   15,800,000    15,800    15,599,200   (15,000,000)           -      615,000
  Net loss                                  -        -            -         -             -             -   (1,357,038)  (1,357,038)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   -----------
Balance March 31, 2007              6,990,650    6,991   20,492,380    20,492    17,773,872   (15,000,000)  (6,497,706)  (3,696,351)
  Preferred shares converted       (1,800,000)  (1,800)   9,000,000     9,000        (7,200)            -            -            -
  Funds received from stock
    subscriptions                           -        -            -         -             -       128,300            -      128,300
  Shares issued for services        7,017,000    7,017      900,000       900       866,583             -            -      874,500
  Shares issued for debt                    -        -       16,810        17        16,793             -            -       16,810
  Sale of shares                            -        -  100,000,000   100,000   100,400,000  (100,500,000)           -            -
  Net loss                                  -        -            -         -             -             -   (2,886,948)  (2,886,948)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   -----------
Balance June 30, 2007              12,207,650   12,208  130,409,190   130,409   119,050,048  (115,371,700)  (9,384,654)  (5,563,689)
  Conversion of Preferred shares
   and
     reverse stock split          (12,107,650) (12,108) (65,208,932)  (65,209)       77,317             -            -            -
  Funds received from stock                                                                                                       -
     subscriptions                          -        -            -         -             -       132,177            -      132,177
  Net loss                                  -        -            -         -             -             -     (888,935)    (888,935)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   -----------
Balance September 30, 2007            100,000      100   65,200,258    65,200   119,127,365  (115,239,523) (10,273,589)  (6,320,447)
  Redemption of Common to
   Preferred E                     12,450,000   12,450  (12,450,000)  (12,450)            -             -            -            -
  Funds received from stock                                                                                                       -
     subscriptions                          -        -            -         -             -       170,000            -      170,000
  Cancellation of subscriptions
   receivable                               -        -            -         -  (115,069,523)  115,069,523            -            -
  Stock for services                  260,000      260   60,000,000    60,000        55,740             -            -      116,000
  To record 1000 to 1 reverse
   split                                    -        - (112,637,508) (112,638)      112,638             -            -            -
  Shares issued for debt                    -        -    3,000,000     3,000     3,997,000             -            -    4,000,000
  Net Loss                                  -        -            -         -             -             -   (1,658,129)  (1,658,129)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   -----------
 Balance December 31, 2007         12,810,000   12,810    3,112,750     3,112     8,223,220             -  (11,931,718)  (3,692,576)
  Conversion of Preferred E to
   Common                         (12,450,000) (12,450)  12,450,000    12,450             -             -            -            -
  Conversion of Preferred F to
   Common                            (200,000)    (200)  10,000,000    10,000        (9,800)            -            -            -
  Stock for services                        -        -    2,000,000     2,000         2,000             -            -        4,000
  Retirement of Preferred F           (60,000)     (60)           -         -            60             -            -            -
  Sale of shares                            -        -    2,200,000     2,200     4,897,800    (4,778,962)           -      121,038
  Net loss                                  -        -            -         -             -             -     (175,728)    (175,728)
                                  -----------  ------- ------------  --------  ------------  ------------  -----------   -----------
 Balance March 31, 2008               100,000 $    100   29,762,750 $  29,762 $  13,113,280 $  (4,778,962)$(12,107,446) $(3,743,266)
  Stock for services                                     10,237,250    10,238 $       2,142                             $    12,380
  Funds received from stock
     subscriptions                                                                          $      37,966               $    37,966
  Net loss                                  - $      -            - $       - $           - $           - $   (124,393) $  (124,393)
                                  ----------- -------- ------------ --------- ------------- ------------- ------------ -------------
 Balance June 30, 2008                100,000 $    100   40,000,000 $  40,000 $  13,115,422 $  (4,740,996)$(12,231,839) $(3,817,313)
                                  =========== ======== ============ ========= ============= ============= ============ =============

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Development Stage Company
-------------------------
Ensurapet, Inc., f/k/a Vsurance, Inc. and wholly owned Subsidiary, Vsurance Insurance Agency, Inc. (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Vsurance, Inc. was incorporated on July 26, 2005, in the State of Nevada. Purrfect Pet Insurance Agency, Inc. was incorporated on July 20, 2005, in the State of Ohio. Purrfect Pet Insurance Agency changed its name to Vsurance Insurance Agency, Inc., re-domiciled to New Mexico on December 31, 2005, and later re-domiciled to Arkansas on June 13, 2006. Vsurance changed its name to Ensurapet on January 31, 2008, and is a development stage Company. Ensurapet intends to provide beneficial pet / horse resource centers--VetpetMD, Spot the Pet, and Purrfect Pet Club--via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries.

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

Revenue Recognition
-------------------
Ensurapet uses the accrual basis of accounting.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes
------------
The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

Property and Equipment
----------------------
Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful life.
                                            Estimated useful lives

                  Used Office Equipment              2 Years

                  Computer Equipment                 3 Years

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risks
-----------------------------
During 2008, the Company had no deposits in banks in excess of the FDIC insurance limit.

NOTE 2 - OTHER NONCURRENT ASSETS
Software
--------
Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software's useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the periods ending June 30, 2008, the year ended December 31 2007, and since inception was $30,554, 338,220 and $590,962 respectively.

Trademarks
----------
Trademarks represent the third party costs in connection with the filing of trademark applications and related research. The Company evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

Vet MD Data Base
----------------
Vet MD Data Base represents third party costs incurred in the development of an internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by the end of 2008.

Goodwill
--------
On June 2, 2006 the Company entered into an agreement to purchase 100% of the outstanding stock of Animal ID LLC for $415,000. The final agreement for the acquisition was completed on February 2, 2007. The purchase price consists of $20,000 cash, $165,000 in the Company's common stock and a note for $230,000.The upon closing the acquired company had no assets and minimal liabilities. The entire purchase price represents Goodwill and will be accounted for in accordance with SFAS 142. At December 31, 2007, management wrote the balance of this investment down to zero as impaired.

Insurance Agency Licenses
-------------------------
Insurance Agency Licenses represents 102 admitted and surplus lines insurance licenses assigned to it by a shareholder and a consultant. Due to the difficulty in valuing these licenses the Company has assigned a carrying value of $0.


Prepaid Expenses
----------------
Prepaid expenses represent prepaid promotional expenses from a contract entered into in January 2007. The Company issued 1,000,000 shares of its Common stock for services valued at $750,000. The services are to be delivered over a three year period. The prepaid portion of this contract is being amortized over its 36 month life on the straight line basis. The prepaid marketing fees were determined my management to be of no value in the second quarter of 2007. The balance of the prepaid fees at that time was written off.

NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment are summarized by major classifications as follows:


                                                               June 30, 2008               December 31, 2007
                  Equipment                                       $  80,427                    $ 80,427
                  Leasehold Improvements                                  0                           0
                  Less Accumulated Depreciation                     (49,602)                    (36,470)
                                                                   --------                     --------
                                                                  $  30,825                    $ 43,957
                                                                  =========                    =========

Lease hold Improvements were not in service during 2007. The Company abandoned its Little Rock office at June 30, 2007. The balance of the leasehold improvement was written off to Abandonment loss.

Depreciation expense for the periods ending June 30, 2008, the year ending December 31, 2007 and since inception was $6,566, $95,329, and $113,719 respectively.

NOTE 4 - ACCOUNTS PAYABLE IN DISPUTE

The balance represents trade payable arising since inception that the Company is disputing and hope to be able to reduce and satisfy the balance with issues of the Company's common stock during 2008.

NOTE 5 - NOTES PAYABLE
On April 17, 2006, the Company borrowed $50,000 under a line of credit agreement. The loan is due upon demand, unsecured with interest at bank's prime plus 2 points. The balance outstanding at September 30, 2007 and December 31, 2006 was $45,233 and $50,784 respectively.

On December 15, 2005, the Company executed a Loan and Security Agreement with Samir Financial, LLC for $4,000,000. This loan is due in full at the end of twelve months. All interest and expenses have been prepaid. The stated interest rate is 30% per annum. The effective interest rate is 129% per annum. Security is all company assets including un-disbursed funds. Closing fees totaling $1,250,000 were paid at closing by the company which netted $1,750,000 in proceeds that will be disbursed in accordance with a draw down schedule ($1,750,000 at closing less closing fees of $1,250,000 at closing: $250,000 on January 31, 2006; $250,000 on February 28, 2006; $250,000 on March 31, 2006 and
$300,000 on April 30, 2006 resulted in net cash proceeds to the Company of $1,550,000. The closing fees totaling $1,250,000 together with the prepaid interest of $1,200,000 totaling $2,450,000 were all prepaid at closing thereby netting the Company, from the $4,000,000 loan, the sum of $1,550,000..Fees at closing were; $800,000 closing fee which were expensed, $100,000 collateral Management fee, $100,000 audit fees, $200,000 good faith deposit and $50,000 Legal fees and expenses which were all capitalized at closing since they were non-refundable and represents items which apply to the live of the loan. The capitalized amounts totaling $450,000 are being amortized over the twelve month life of the loan using the effective interest rate method. These items were fully amortized at December 31, 2006.

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. There is still $300,000 of this fee outstanding at September 30, 2007. This fee is being amortized over the six month extension period. On September 15, 2007, the principal guarantor of this loan did hereby forgive, assume, obligate itself, and indemnify the Company for any and all amounts associated and incurred with this loan above $2,000,000. The Company has not obtained release from the lender for the amounts assumed by the principal guarantor; accordingly it will continue to carry the amount on its books until release is received. On April 9, 2008, the Company entered into an agreement with the lender to exchange $4,000,000 of the debt was exchanged for 3,000,000 shares of the Company's common stock and a new $2,000,000 note due $1,000,000 due May 19, 2008 and the balance beginning to amortize at the rate of $250,000 per quarter on July 1, 2009. This transaction was recorded as of December 31, 2007.

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

NOTE 6 - INCOME TAXES
The Company has a net operating loss of approximately $10,000,000 available for carry-forward of up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations there under, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. There were no temporary differences allowing no deferred tax liabilities to arise.

NOTE 7 - EQUITY
Earnings per share
------------------
The Company has adopted the provisions of SFAS 128 in the computation of earnings whereby the convertible Preferred Stock was deemed converted to common stock on date of issue.

Common Stock
------------
The Company has 500,000,000 and 250,000,000 shares of common stock authorized with 40,000,000 and 3,112,750 share outstanding at June 30, 2008 and December 31, 2007 respectively. The common shares of the Company were reverse split 1 for 80 shares on July 11, 2007. The shares were further reversed split on January 31, 2008 1,000 to 1. Share values in these statements and footnotes indicate if they are pre or post split shares.

Preferred Stock Class A
-----------------------
The Company has 8,000,000 shares of $0.001 par value authorized, with 0 and 6,015,150 shares outstanding at September 30, 2007 and December 31, 2006 respectively. The shares have no dividend rights and convert at the holder's or the Company's option to the Company's Common Stock at the rate of 5 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. It is management's intent to convert all shares of Preferred A to common. In connection with the note payable the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for a $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited it right to compensation for these shares. There were 0 shares outstanding at June 31, 2008, March 31, 2008 and December 31, 2007; further, this class of stock no longer exists and was eliminated with the Nevada Secretary of State.


Preferred Stock Class B
-----------------------
The Company has 2,000,000 shares of $0.001 par value authorized, with 0 and 975,500 shares outstanding at both September 30, 2007 and December 31, 2006. The shares have no dividend rights and convert at the holder's or the Company's option to the Company's Common Stock at the rate of 2 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. There were 0 shares outstanding at June 30, 2008, March 31, 2008, and December 31, 2007; further, this class of stock no longer exists and was eliminated with the Nevada Secretary of State.

Preferred Stock Class C
-----------------------
The Company has 0 and 0 shares outstanding at September 30, 2007 or December 31, 2006. The shares have no dividend rights and convert at the holder's or the Company's discretion to the Company's Common Stock at the rate of 25 to 1. The shares vote with the common share holders at the same rate as the conversion rights. The shares have no liquation value, no liquidation rights, no dividend rights and no redemption rights. There were no shares outstanding at June 30, 3008, March 31, 2008 and December 31, 2007; further, this class of stock no longer exists and was eliminated with the Nevada Secretary of State.

Preferred Stock Class D
-----------------------
On July 11, 2007, the shareholders and Board of Directors created a Preferred Stock Class D. This class of preferred stock has non-dilutive voting rights, a par value of $0.001 per share, and 100,000 shares authorized. There were 100,000 shares outstanding at June 30, 2008 and December 31, 2007 and 2006.

Preferred Stock Class E
-----------------------
In the fourth quarter of 2007 the Board of Directors created a Preferred Stock Class E. The shares have no dividend rights and convert at the holder's or Company's discretion to the Company's common stock at the rate of 2.2 shares of preferred to one share of common. The shares were converted in the first quarter of 2008. There were 0 shares outstanding at March31, 2008 and December 31, 2007 as restated; further, this class of stock no longer exists and was eliminated with the Nevada Secretary of State.

Preferred Stock Class F
-----------------------
In the first quarter of 2008 the Board of Directors created a Preferred Stock Class F. The shares have no voting or dividend rights and convert at the holder's or Company's discretion to the Company's common stock at a rate of 1 shares of preferred to fifty common shares. The shares were converted in the first quarter of 2008. There were 0 shares outstanding at March 31, 2008 and December 31, 2007 as restated; further, this class of stock no longer exists and was eliminated with the Nevada Secretary of State.
..

NOTE 8 - RELATED PARTY TRANSACTIONS

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note was due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at June 30, 2008 and December 31, 2007 was $38,775.

The Company also owed another shareholder and officer $349,203 and $334,737 at June 30, 2008, March 31, 2008 and December 31, 2007 respectively, for funds advanced.

The Company has leased over 4,000 square feet of office space from its President. The lease was abandoned on June 30, 2007.

NOTE 9 - OPERATING SEGMENTS
The Company organizes its business into three reportable segments: the parent company (Vsurance, Inc.), the insurance agency (Vsurance Insurance Agency, Inc.) and the pet club (Purrfect Pet Club); however, all assets and expenditures are reported through the parent company (Vsurance) since operations have not commenced. Therefore, there are no supplemental schedules on the subsidiary that would breakdown assets, liabilities and operations for each of these segments.

NOTE 10 - ABANDOMENT LOSS
The Company decided on June 30, 2007, to abandon its Little Rock offices. A loss of $146,680 was recognized as the estimated cost of this decision. Also, in the second quarter of 2007 management determined that the prepaid marketing fees capitalized in the first quarter 0f 2007 were of no value. The Company on December 31, 2007 wrote off the balance of Goodwill from Animal ID as fully impaired.

The Company abandoned its offices located at 540 N Golden Circle, Santa, CA and utilize its shared data center facilities from a shareholder at no cost in order to reduce operating expenditures.

NOTE 11 - GOING CONCERN
The Company has not generated any revenues significant or profits to date. This factor among others including the pass due payables due and the Company's inability to pay the principal payment due under the note to Samir Financial raises substantial doubt about the Company's ability to continue as a going concern. Management feels the Company's continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management feels it can raise the necessary working capital in 2008 to provide the necessary working capital and repay the delinquent notes payable provided the lender (Samir Financial) cooperates with the Company and if need be accept stock as payment as a full and complete satisfaction of this indebtedness. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements that involve risk and uncertainties. Please see "Forward-Looking Statements" for a discussion of the uncertainties, risks, and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under "Risk Factors" and included elsewhere in this Quarterly Report. Further historic disclosures can be found on Form 10-K (as amended) for December 31, 2007, 10-KSB for December 31, 2006, and in the 2006 registration statement (SEC File number 333-132028).

Overview
MD&A is a supplement to our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and are provided to enhance your understanding of our results of operations and financial condition. Our MD&A is organized as follows:

        o Introduction. This section provides a general description of our company, background information on certain trends, strategies and other matters discussed in the MD&A, a description of the basis for presentation of our financial statements, a summary discussion of our plan of operations, and a discussion on our acquisition.

        o Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimated and assumptions.

        o Results of Operation. This section provides our analysis and outlook for the significant line items on our statement of operations, as well as other information that we deem meaningful to understand our results of operations.

        o Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2008.

        o Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction
Our Company
We are a provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. We are organizing our business into these two operating segments as follows; however, since we remained a development stage company at March 31, 2008, we have represented the business as one operating segment at this time:

        o Online and Other Services. The Ensurapet Beneficial Resource Centers consist of the public portals that we own, such as www.VetpetMD.com. These along with our other pet/animal owner portals help owners take an active role in managing their pet's health by providing objective healthcare and lifestyle information. Our public portals generate revenue primarily through the sale of advertising and sponsorship products from Petsmart(R) as an affiliate.

        o Insurance Services. We sell several pet health insurance plans for dogs and cats that provide reimbursement of veterinary expenses incurred to treat an illness or injury and on some policies routine/preventive care treatment such as vaccinations: Protect 1, Protect 2, Protect 3, and Protect 4 all of which provided an accidental life insurance policy with an endorsement for death due to an illness. We are authorized to underwrite a pet replacement
            (life) insurance plan for dogs and cats with death benefit limits ranging from $1,000 to $10,000. We have not yet introduced this product to the marketplace but look to do so in late 2007.

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

For the first time insurance plans are being sold under nationally known pet care brands, including PurinaCare and the American Kennel Club. Helping to drive further interest and awareness, companies are targeting consumers through new distribution channels, such as, direct-to-consumer, veterinarian offices, pet care service providers, supermarkets and insurance agencies. The report went on to say that many new companies have entered the market over the past three years and it's a sure bet that more well-funded companies will jump on-board in the coming year. Each company has its own version of pet insurance products, ranging from highly customizable plans to greatly simplified ones for a mass market. In the pet insurance spotlight is PurinaCare, AKC, ASPCA, as well as dedicated pet insurance underwriters such as American Pet Insurance Company and SecuriCan, who all appear to be following in the footsteps Kroger who now too provides pet insurance. For further information on this report visit: http://www.packagedfacts.com/Pet-Insurance-1391937/


Basis of Presentation
Ensurapet, Inc. is a Nevada corporation formerly known as Vsurance, Inc., that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers--VetpetMD, Spot the Pet, and Purrfect Pet Club--via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries. At June 30, 2008, there were 40,100,000 capital shares issued and outstanding, consisting of 40,000,000 common shares (out of 500,000,000 authorized) and 100,000 Class D preferred shares (out of the 100,000 authorized).

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

Plan of Operations
We commenced operations June 2006 on a small scale as our public portals were under initial development. At that time the VetpetMD portal--www.vetpetmd.com--since the site was made public has had: 274,812 site hits; 46,241 page views; and established 6,605 visits of which 3,316 were unique visitors. The pet insurance site--www.purrfectinsurance.com--since going live has had: 858,418 site hits; 203,134 page views; and established 14,727 visits of which 8,171 were unique visitors. Our main home page--www.vsurance.com--delivered similar results: 559,125 site hits; 296,747 page views; and established 18,637 visits of which 8,964 were unique visitors. From this visitation we have approximately 400 policyholders with annual written premium in excess of $80,000. As we ended the year our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We acquired more than 90 relationships and had the potential to reach more than 30 million members who are potential pet owners. Company resources to capitalize on these achievements were stifled by the need to raise capital in order to repay the large indebtedness due Samir Financial, thus marketing to these relationships has been delayed and slowed.

In 2008 and 2009, our plan, which depends on the Company's ability to raise capital, is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales will require further capital; therefore, we have engaged JPC Capital Partners and Wakabayashi Fund LLC to raise $5 million or more in capital. Additionally, since our stock is quoted on the OTCBB we need to increase investor awareness and deliver returns for shareholders. DME Capital has been engaged--March 2008--to act as the Company's public relations "IR Firm." Due to limited capital the relationship with DME Capital ceased on or about June 1, 2008; further JPC Capital and Wakabayashi Fund LLC has not achieved any success in raising capital since their engagement.

Our continuation as a going concern depends upon our ability to increase website traffic, ramp up policy sales while obtaining further capital wherein the past due payment to Samir Financial can be made. This is the overall objective of this operating year and the one to follow. With that said, while there is a high degree of risk and the possibility of foreclosure my the senior lender (Samir Financial) management feels it can raise the necessary working capital in 2008 and 2009 to provide the necessary working capital and repay the delinquent note payable provided the lender (Samir Financial) cooperates with the Company and if need be accept stock as payment as a full and complete satisfaction of this indebtedness.



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

We believe the following reflects our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          o Revenue Recognition. Revenue from advertising is recognized as advertisements are delivered. Revenue from sponsorship arrangements, content syndication and distribution arrangements, and licenses of pet healthcare management tools and public portals are recognized along with the revenue from the sale of pet health insurance policies are recognized on an accrual basis accounting.

          o Long-Lived Assets. Long-lived assets consist of property, software, and equipment, goodwill, if any and other intangible assets. Goodwill and other intangible assets could arise from acquisitions, specifically Animal-ID which was in escrow at December 31, 2006; however, this amount which had been recorded as goodwill was written off December 31, 2007, due to the litigation. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We will evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We will use a discounted cash flow approach to determine the fair value of goodwill.

          o Deferred Tax Assets. The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

Results of Operations
For the quarter ending 2008 and year ending 2007 we reported a Net Loss of $(124,393) and $(6,791,049) and Basic (Loss) per Share of $(0.00) and
$(3,747.82) respectfully.

We are a development stage company because we have not commenced any significant operations so far with the exception of a minimal number (1,412) of membership and certificates of insurance to Purrfect Pet Club members that amounts to more than $80,000 in annualized written premium. The Company's wholly-owned reinsurance company "Vsurance Re, Inc" has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999; however, the Company must deposit the necessary reserves no later than October 1, 2008 if the charter is to be maintained. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club's membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people through our agent partnerships. With that said, capital is needed to develop and expand these relationships if not these agents, associations, and groups will seek an alternate pet health insurance provider. The Company has withdrawn its Form "A" application with the Idaho Department of Insurance to purchase of the Universal Life Insurance Company charter. The Company intends, at the direction of legal counsel, to file a new Form A for a new insurance company charter in the State of Arizona which is underway. Further the Company will seek to utilize the expedited NAIC mono-line filing service in the other states. There is no assurance that our application will be approved by the Insurance Department; however, if and when an order was to be given certifying the terms of the purchase the required disclosures shall be made.

On January 31, 2008, the Company entered into a revised and new investment banking agreement with The October Fund on a best efforts basis to raise $4.9 million in capital in exchange for 2,200,000 commons shares. The agreement combined deliverables on the part of the company--policy sales--with capital investments as follows: $2 million in exchange for 1,463,414 common shares; $500,000 on or before November 7, 2008 in exchange for 248,780 common shares and annualized gross written premiums in-force of $1 million; $1,000,000 on or before January 5, 2009 in exchange for 243,903 common shares with the addition of 5,000 new pet insurance policies; and $1,400,000 on or before April 5, 2009 in exchange for 243,903 common shares with the addition of 8,000 new pet insurance policies. The focus of management remains on development of the company, online websites/computer operating systems and the procurement of further capital for operations. So far efforts to raise capital by the October Fund have been unsuccessful and are taking much longer than the Company anticipated.


Revenues - were $47,848 at December 31, 2007 and $18,965 at June 30, 2008, which when combined with first quarter revenues of $20,876 represents 83% of last years revenue, primarily as a result of the continuance of pet health insurance plan sales.

Operating Expenses - were $6,277,217 at December 31, 2007, $196,604 at March 31, 2008, and $143,359 at June 30, 2008, which when combined represents 5% of last years expenses, primarily as a result of a slowing of marketing initiatives and the discontinuance of the amortization of prepaid closing costs and recent settlement of the note payable to Samir Financial (Footnote 4).

Net Income (Loss) - there was a net loss from net income of $(6,791,049) at December 31, 2007, $(175,728) at March 31, 2008, and $(124,393) at June 30,
2008, which combined represents 4% of last year loss. The decrease is primarily the result of a slowing of marketing initiatives and the discontinuance of the amortization of prepaid closing costs and recent settlement of the note payable to Samir Financial (Footnote 4).

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008 we had total assets of $229,344 of which $1,279 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan; furthermore, the need for additional capital beyond any immediate offering is predicated because in order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise additional capital and policy sales exceed our surplus deposit we would have to transfer the risk which is above our surplus writing ratio to another company. This reinsurance process is common.

Current Assets
--------------
Cash - decreased from $15,757 at December 31, 2007 to $1,279 at June 30, 2008, a decrease of $14,478 primarily as a result of operating expenses absent any new capital infusions under the investment banking agreement.

Commission receivable - increased from $751 at December 31, 2007 to $5,547 at June 30, 2008, primarily as a result of the monies generated from pet health insurance plan sales.

Prepaid expenses - was unchanged from $0 at December 31, 2007 to $0 at June 30, 2008, primarily as a result of the complete amortization of all prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets - decreased from $16,508 at December 31, 2007 to $6,827 at June 30, 2008, a decrease of $9,681 primarily as a result of a lack of any new capital investments under the investment banking agreement.

Net Fixed Assets - decreased from $43,857 at December 31, 2007 to $30,825 at June 30, 2008, a decrease of $13,032, primarily as a result of depreciation and no new fixed asset purchases.

Other Assets - decreased from $252,790 at December 31, 2007 to $191,692 at June 30, 2008, a decrease of $61,098, primarily as a result of amortization and write-off of the Animal-ID acquisition and no new asset purchases.

Liabilities
-----------
Total Current Liabilities - increased from $3,005,831 at December 31, 2007 to $3,046,657 at June 30, 2008, an increase of $40,826 primarily as a result of normal operations.

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

Recent Accounting Pronouncements
The Company has generated only minimal revenues to date. This factor among others including the Note payable that was originally due December 14, 2006, now settled for a near term payment in July 2008 and stock, raises substantial doubt about the Company's ability to continue as a going concern. Management feels the Company's continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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


Item 4.       Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Management's Report on Internal Control over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.


         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.


         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.


         (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

There is a case #070C014621B involving Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. The Company plans to contest and seek to have the judgment set-aside in the amount of $210,000.00, based on fraud and failure to deliver assets unencumbered as described in a purchase agreement. between the parties.

Except as disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.


Item 1A.      Risk Factors

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in some or all of our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of the Common Stock that we have issued or securities we may issue in the future. We have also included a detailed discussion of risks and uncertainties arising from governmental regulation of our businesses, one of the most significant risks we face, in the section "Business -- Governmental Regulation" above. We have updated the risk factors previously disclosed in on our Form 10-K (as amended) for December 31, 2007, 10-KSB for December 31, 2006, and in the 2006 registration statement (SEC File number 333-132028). The risks and uncertainties described in herein and on our other filing are not the only ones facing us. Additional risks and uncertainties that are not currently known to us or that we currently believe are immaterial may also adversely affect our business and operations.

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

We have a significant financial indebtedness

On December 15, 2005, we executed a Loan and Security Agreement with Samir Financial, LLC (the "Lender") for $4,000,000. This loan was due in full at the end of twelve months (December 14, 2006). We were unable to pay off this loan at that time. Samir Financial has agreed to extend the loan until June 15, 2007 in exchange for a $500,000 extension fee. At December 31, 2006, we had not paid the extension fee. A portion of the fee was paid - $200,000 - in January 2007; however, a balance of $300,000 remains outstanding. The loan payoff at June 15, 2007, will be $5,000,000. Security for this loan is all company assets and a controlling stock position if the loan were to be in default.

On April 9, 2008, the lender entered into an agreement with the Company and forgave $4,000,000 in exchange for 3,000,000 restricted common shares. Further, the Company shall repay then lender $1,000,000 on or before July 9, 2008 and the remaining balance of $1,000,000 will remain on the books as a liability for a period of 14 months paid as follows: the first payment shall be due and payable on July 1, 2009; the second payment shall be due and payable on October 1, 2009; with subsequent payments due and payable. The lender will not charge the company any interest (non-interest bearing loan). The Company shall make quarterly payments to the lender of $250,000 on the dates shown above. The three million restricted shares of the company's common stock shall be subject to SEC Rule 144 restrictions as well as an executed 12 month lock up agreement.

The Company is in default on the $1,000,000 payment due July 9, 2008, with the lender Samir Financial. This factor among others including the pass due payables due and the Company's inability to pay the principal payment due under the note to Samir Financial raises substantial doubt about the Company's ability to continue as a going concern. Management feels the Company's continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management feels it can raise the necessary working capital in 2008 and 2009 to provide the necessary working capital and repay the delinquent notes payable provided the lender (Samir Financial) cooperates with the Company and if need be accept stock as payment as a full and complete satisfaction of this indebtedness.

Management is exploring all options that will bring about investor confidence in operations, sales, profitability, and potential shareholder return on an investment. Presently, the delinquency of the note with the lender (Samir Financial) has brought about concern with investors which is witnessed by the volatility of shareholder positions on the Over-the-Counter Bulletin Board. Shareholder risks: first, can the company raise capital in such a volatile market; second, will further issuance of stock due to lack of capital for services, in an effort to raise capital and continue operations, add to greater volatility; and third, what options are available to restore stability in the stock? These are the immediate concerns of management and every effort, including organizational restructure will be analyzed and options pursued in order to continue operations so to invite new investment capital whereby shareholder value can be sustained in lieu of foreclosure by Samir Financial.

If we are unable to provide content and services that attract and retain users to The Beneficial Resource Center Network on a consistent basis, our advertising and sponsorship revenue could be reduce, but more importantly, the database of pet owners who would be potential policyholders could be greatly reduced Users of The Beneficial Resource Center Network have numerous other online and offline sources of pet healthcare information services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of pet health and veterinary content, decision-support applications and other services that meet the needs of a variety of types users, including pet owners, veterinarians, technicians, and other pet service professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

          o our ability to hire and retain qualified authors, journalists and independent writers;

          o    our ability to license quality content from third parties; and

          o our ability to monitor and respond to increases and decreases in user interest in specific topics.

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

          o    damage from fire, power loss and other natural disasters;

          o    communications failures;

          o    software and hardware errors, failures and crashes;

          o security breaches, computer viruses and similar disruptive problems; and

          o    other potential interruptions.

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

We will incur increased costs as a result of being a public company, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the NASDAQ National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and required to incur substantial costs to obtain the same or similar coverage. These costs could materially adversely affect our results of operations.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With
Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

         It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

         If we fail to comply in a timely manner with the requirements of
Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

         Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

         In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

         In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

         Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.




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

April 2008 Life Cycle Stage (Twenty-third Development Period)- Share value was established at $0.0015.
Following the recent reverse stock split on or about January 2008, market liquidity of the Company's stock was questionable due to the fact the a significant financial indebtedness with Samir Financial remained on the books. On or about April 2008, this obligation was reduced to $2 million in exchange for 3 million common shares. As part of these services 10,000,000 restrictive common shares were issued to the loan guarantor W. Russell Smith, valued at $0.001 par for this achievement and his continuation of his personal guarantee. Further another 238,000 restrictive common shares were issued for services (legal and consulting) which were valued at $2,380. These shares were issued in order to continue operations because the company did not have sufficient operating capital run the company nor the ability to pay further compensation. If the Company lost this vital person, the guarantor of the Samir loan, and key man as designated by the Key Man life insurance which has been assigned as collateral to Samir Financial all shareholders, investors and participants would loose their entire investment by virtue of the immediate foreclosure by the lender. In exchange for these shares Mr. Smith continued on as Chief Executive Officer; continue to personally guarantee the Samir loan; and continue to develop the company's business model and the successful turnaround of all operations including the repayment of the Samir Financial debt.


The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.       Defaults Upon Senior Securities

The Company is in default of the loan payment due Samir Financial on July 9, 2008.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

Item 5.       Other Information

Concurrent with the filing of this 2nd quarter 10-Q the Company through its CEO and Samir Financial loan guarantor is attempting to secure a crucial bridge financing of between $100,000 and $500,000 in order to maintain operations, which the Company hopes will lead to further capital investments in the coming months. The proposed financing, if successful, would be a traditional loan secured by common restricted stock at an annual interest rate of 10%. There is no guarantee that a loan can even be secured at this time. There is no information with respect to which information is not otherwise called for by this form.

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

(Date)
                                                         ENSURAPET, INC.
                                                          (Registrant)

September 16, 2008                By:  /s/ W. RUSSELL SMITH, III
                                       -----------------------------------------
                                       W. Russell Smith, III
                                       CEO

September 16, 2008                     /s/ W. RUSSELL SMITH, III
                                       -----------------------------------------
                                       W. Russell Smith, III
                                       Principal Accounting Officer

                        ENSURAPET, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS


Exhibit  Description
-------  -----------------------------------------------------------------------
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