Form 10-K/A
period 2007-12-31
Ensurapet
filed 2008-10-30
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ensurapet Inc. and Subsidiary
The Board of Directors and Stockholders

We have audited the Balance sheet of Ensurapet, Inc and Subsidiary as of December 31, 2007 and the related statements of operations, stockholders equity and cash flows for the period s from July 20, 2005 (inception), December 31, 2006 to December 31, 2007. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurapet, Inc and Subsidiary as of December 31, 2007 and the related statements of operations, stockholders equity and cash flows for the periods from July 20, 2005 (inception), December 31, 2006 to December 31, 2007 in conformity with generally accepted accounting principles.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment ; however, in 2007 this changed due to insufficient capital.

The Company’s chief executive officer—W. Russell Smith—assumed the responsibilities and activities of the chief financial officer (CFO). Mr. Smith has the knowledge and skills necessary to prepare financial statements since he possess a MBA with a five year accountancy degree.  While the CEO performed the financial statement preparation duties of a CFO the accountability of the insurance operating accounts was performed by two independent individuals, i.e., Claims Director for policyholder claim payments and Underwriting Director for policyholder insurance premium billings. Furthermore, the financial statements presented in this 10-K were reviewed prior to delivery to the independent public accounting firm, by Terry Kelley, CPA a PCAOB approved auditor of the firm Pollard and Kelley. Not until after Mr. Kelley’s review and sign off were the financial statements delivered to the independent auditor for his audit. Despite these changes, new procedures and evaluation, our management concluded that even with these changes in the Internal Controls and Procedures that our internal control over financial reporting was effective as of December 31, 2007.

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

These changes in our internal control over financial reporting that occurred after the first quarter of 2007, in managements opinion did not materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(Date)		ENSURAPET, INC.
(Registrant)

October 27, 2008	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

October 27, 2008		/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. RUSSELL SMITH, III	October 27, 2008
W. Russell Smith, III CEO, Executive Vice President and Chief Financial Officer

/s/ Malcolm L. Pollard, JD, CPA	October 27, 2008
Malcolm L. Pollard, JD, CPA Director, Secretary

/s/ Ann M. Perniciaro	October 27, 2008
Ann M. Perniciaro Director

/s/ Allen A. Hayes, MD PhD\	October 27, 2008
Allen A. Hayes, MD PhD Director

ENSURAPET, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.