Form 10-Q/A
period 2008-03-31
Ensurapet
filed 2008-10-31
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management had chosen the COSO framework on which to base its assessment in 2006; however, in 2007 this changed due to insufficient capital.

The Company’s chief executive officer—W. Russell Smith—assumed the responsibilities and activities of the chief financial officer (CFO). Mr. Smith has the knowledge and skills necessary to prepare financial statements since he possess a MBA with a five year accountancy degree.  While the CEO performed the financial statement preparation duties of a CFO the accountability of the insurance operating accounts was performed by two independent individuals, i.e., Claims Director for policyholder claim payments and Underwriting Director for policyholder insurance premium billings. Furthermore, the financial statements presented in this 10-K were reviewed prior to delivery to the independent public accounting firm, by Terry Kelley, CPA a PCAOB approved auditor of the firm Pollard and Kelley. Not until after Mr. Kelley’s review and sign off were the financial statements delivered to the independent auditor for his audit. Despite these changes, new procedures and evaluation, our management concluded that even with these changes in the Internal Controls and Procedures that our internal control over financial reporting was effective as of December 31, 2007 and for the period ending March 31, 2008.

This quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-Q for the year ending 2007 did not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report on Form 10-Q as well as our annual report on Form 10-K.

These changes in our internal control over financial reporting that occurred after the first quarter of 2007, in managements opinion did not materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report on Form 10-Q as well as the Company’s annual report on Form 10-Q for the year ending 2007, did not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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