Form 10-Q
period 2008-09-30
Ensurapet
filed 2008-11-19
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Number of shares of the issuer’s common stock, par value $.001, outstanding as of September 30, 2008: 40,000,000 shares.

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

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited)
September 30, 2008 and December 31, 2007

ASSETS	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$1,187	$15,757
Commissions receivable	4,994	751
Prepaid expenses	-	-
Total Current Assets	6,181	16,508

Fixed Assets
Property and equipment - net	24,259	43,957

Other Assets
Software	30,567	122,214
Trademarks	25,576	25,576
Vet MD data base	105,000	105,000
Goodwill	-	-
Insurance Agency Licenses	-	-
	161,143	252,790

Total Assets	$191,583	$313,255

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet (Unaudited)
September 30, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2008	December 31, 2007
Current Liabilities
Accounts payable	$153,857	$132,765
Accounts payable - in dispute	1,201,880	1,201,880
Line of Credit	39,981	48,001
Note payable	-	-
Accrued interest	-	-
Accrued wages	38,500	24,573
Shareholder advances	349,203	334,737
Loan extension fee payable	-	-
Current portion of long-term debt	1,263,875	1,263,875
Total Current Liabilities	3,064,369	3,005,831

Long-term Debt
Note payable	1,000,000	1,000,000

Stockholders' Equity
Stock subscriptions receivable	(4,740,996)	-
Preferred stock	100	12,810
Common stock	40,000	3,112
Additional paid in capital	13,115,422	8,223,220
Deficit accumulated during the development stage	(12,270,239)	(11,931,718)
Total Stockholders' Equity	(3,855,713)	(3,692,576)

Total Liabilities and Stockholders' Equity	$191,583	$313,255

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Income (Unaudited)
For the Quarter Ending September 30, 2008 and the Year ending December 31, 2007 and From July 20, 2005 (Inception) through June 30, 2008

	2008	2007	Since Inception

Revenues	$17,073	$47,848	$108,181

Marketing expenses	1,000	160,862	464,286
General and administrative expenses	54,473	6,116,355	11,369,527

Income (loss) before taxes	(38,400)	(6,229,369)	(11,725,632)

Other Income/Expense
Abandonment loss	-	561,680	561,680

Provision for taxes	-	-	-

NET INCOME (LOSS)	$(38,400)	$(6,791,049)	$(12,287,312)

Earnings Per Share
Basic	$(0.001)	$(3,747.82)

Average Shares Outstanding	30,000,000	1,812

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flow (Unaudited)
For the Quarter Ending September 30, 2008 and the Year ending December 31, 2007 and From July 20, 2005 (Inception) through September 30, 2008

	2008	2007	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(38,400)	$(6,791,049)	$(12,107,445)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities
Depreciation	6,566	95,329	113,719
Amortization	30,554	338,220	590,962
Stock issued for services	-	1,740,500	2,096,338
Interest accrual	-	2,506,518	2,506,518
Abandonment loss	-	561,680	561,680
Increase in Commissions receivable	-	274	(751)
Increase in Prepaid Expenses	-	496,666	-
(Decrease) Increase in Accounts payable	-	755,989	1,369,023
Increase in Accrued interest	-	(58,333)	23,014
Increase in Accrued wages	-	24,573	24,573
Increase in Loan extension fee payable	-	(500,000)	-
Net Cash Used in Operation Activities	(1,280)	(829,633)	(4,822,369)
Cash Flows For Investing Activities
Purchase of Fixed assets	-	(10,000)	(150,610)
Software costs	-	-	(660,122)
Trademarks	-	-	(22,390)
Investment Animal ID	-	-	(250,000)
Vet MD data base	-	-	(105,000)
Net Cash Used in Investing Activities	-	(10,000)	(1,188,122)
Cash Flows From Financing Activities
Proceeds from Line of credit	-	(1,172)	45,233
Proceeds from Shareholder advances	1,188	(334,737)	(344,971)
Payments on Long term debt	-	(11,225)	(11,225)
Proceeds from Notes Payable	-	50,000	4,281,986
Proceeds from Stock subscriptions	-	430,477	551,515
Sale of Capital Stock	-	615,000	1,511,518
Net Cash From Financing Activities	1,188	748,343	6,034,056
Net Increase (Decrease) in Cash and Cash Equivalents	(92)	(91,290)	23,565
Cash and Cash Equivalents - Beginning	1,279	107,047	-
Cash and Cash Equivalents - Ending	$1,187	$15,757	23,565
See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Unaudited)							Deficit
For the Period From July 20, 2005 (Inception) through September 30, 2008							Accumulated
					Additional	Stock	During the	Total
	Preferred	Stock	Common	Stock	Paid in	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Balance July 20, 2005	-	$-	-	$-	$-	$-	$-	$-
Sale of shares	437,650	438	100,000	100	122,005	-	-	122,543
Stock issued for equipment	62,500	62	-		438	-	-	500
Shares issued for services	3,000,000	3,000	-	-	83,937	-	-	86,937
Shares issued for software	750,000	750	-		21,750	-	-	22,500
Shares issued for Debt	1,200,000	1,200	-	-	(1,200)	-	-	-
Net loss	-	-	-	-	-	-	(1,078,449)	(1,078,449)
Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	-	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	-	-	-
Shares issued for Debt	600,000	600	-	-	(600)	-	-	-
Shares issued for services	1,005,000	1,005	25,000	25	263,870	-	-	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	-	-	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	-	-	165,000
Shares sold	-	-	95,150	95	49,480	-	-	49,575
Net Loss	-	-	-	-	-	-	(4,062,219)	(4,062,219)
Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	-	(5,140,668)	(3,704,313)
Shares for services	-	-	1,000,000	1,000	749,000	-	-	750,000
Sale of shares	-	-	15,800,000	15,800	15,599,200	(15,000,000)	-	615,000
Net loss	-	-	-	-	-	-	(1,357,038)	(1,357,038)
Balance March 31, 2007	6,990,650	6,991	20,492,380	20,492	17,773,872	(15,000,000)	(6,497,706)	(3,696,351)
Preferred shares converted	(1,800,000)	(1,800)	9,000,000	9,000	(7,200)	-	-	-
Funds received from stock
subscriptions	-	-	-	-	-	128,300	-	128,300
Shares issued for services	7,017,000	7,017	900,000	900	866,583	-	-	874,500
Shares issued for debt	-	-	16,810	17	16,793	-	-	16,810
Sale of shares	-	-	100,000,000	100,000	100,400,000	(100,500,000)	-	-
Net loss	-	-	-	-	-	-	(2,886,948)	(2,886,948)
Balance June 30, 2007	12,207,650	12,208	130,409,190	130,409	119,050,048	(115,371,700)	(9,384,654)	(5,563,689)
Conversion of Preferred shares and
reverse stock split	(12,107,650)	(12,108)	(65,208,932)	(65,209)	77,317	-	-	-
Funds received from stock								-
subscriptions	-	-	-	-	-	132,177	-	132,177
Net loss	-	-	-	-	-	-	(888,935)	(888,935)
Balance September 30, 2007	100,000	100	65,200,258	65,200	119,127,365	(115,239,523)	(10,273,589)	(6,320,447)
Redemption of Common to Preferred E	12,450,000	12,450	(12,450,000)	(12,450)	-	-	-	-
Funds received from stock								-
subscriptions	-	-	-	-	-	170,000	-	170,000
Cancellation of subscriptions receivable	-	-	-	-	(115,069,523)	115,069,523	-	-
Stock for services	260,000	260	60,000,000	60,000	55,740	-	-	116,000
To record 1000 to 1 reverse split	-	-	(112,637,508)	(112,638)	112,638	-	-	-
Shares issued for debt	-	-	3,000,000	3,000	3,997,000	-	-	4,000,000
Net Loss	-	-	-	-	-	-	(1,658,129)	(1,658,129)
Balance December 31, 2007	12,810,000	12,810	3,112,750	3,112	8,223,220	-	(11,931,718)	(3,692,576)
Conversion of Preferred E to Common	(12,450,000)	(12,450)	12,450,000	12,450	-	-	-	-
Conversion of Preferred F to Common	(200,000)	(200)	10,000,000	10,000	(9,800)	-	-	-
Stock for services	-	-	2,000,000	2,000	2,000	-	-	4,000
Retirement of Preferred F	(60,000)	(60)	-	-	60	-	-	-
Sale of shares	-	-	2,200,000	2,200	4,897,800	(4,778,962)	-	121,038
Net loss	-	-	-	-	-	-	(175,728)	(175,728)
Balance March 31, 2008	100,000	$100	29,762,750	$29,762	$13,113,280	$(4,778,962)	$(12,107,446)	$(3,743,266)
Stock for services			10,237,250	10,238	$2,142			$12,380
Funds received from stock
subscriptions						$37,966		$37,966
Net loss	-	$-	-	$-	$-	$-	$(124,393)	$(124,393)
Balance June 30, 2008	100,000	$100	40,000,000	$40,000	$13,115,422	$(4,740,996)	$(12,231,839)	$(3,817,313)
Net loss	-	$-	-	$-	$-	$-	$(38,400)	$(38,400)
Balance September 30, 2008	100,000	$100	40,000,000	$40,000	$13,115,422	$(4,740,996)	$(12,270,239)	$(3,855,713)

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

The statements reflect the reverse stock splits of July 27, 2007 of 80 for 1 and the January 31, 2008 for 1,000 to 1 respectively.  The statements also reflect the conversion of the Samir Financial loan on April 9, 2008 into a $2,000,000 loan and 3,000,000 shares of common stock valued at $4,000,000.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	September 30, 2008	December 31, 2007
Equipment	$80,427	$80,427
Leasehold Improvements	0	0
Less Accumulated Depreciation	(56,168)	(36,470)
	$24,259	$43,957

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

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares.  In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee.  There is still $300,000 of this fee outstanding at September 30, 2007.  This fee is being amortized over the six month extension period.  On September 15, 2007, the principal guarantor of this loan did hereby forgive, assume, obligate itself, and indemnify the Company for any and all amounts associated and incurred with this loan above $2,000,000.  The Company has not obtained release from the lender for the amounts assumed by the principal guarantor; accordingly it will continue to carry the amount on its books until release is received.  On April 9, 2008, the Company entered into an agreement with the lender to exchange $4,000,000 of the debt was exchanged for 3,000,000 shares of the Company’s common stock and a new $2,000,000 note due $1,000,000 due May 19, 2008 and the balance beginning to amortize at the rate of $250,000 per quarter on July 1, 2009.  This transaction was recorded as of December 31, 2007. No payments have been paid on this note.

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

NOTE 11 – GOING CONCERN

The Company has not generated any revenues significant or profits to date.  This factor among others including the pass due payables due and the Company’s inability to pay the principal payment due under the note to Samir Financial raises substantial doubt about the Company’s ability to continue as a going concern.  Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing.  Management feels it can raise the necessary working capital in 2008 to provide the necessary working capital and repay the delinquent notes payable provided the lender (Samir Financial) cooperates with the Company and if need be accept stock as payment as a full and complete satisfaction of this indebtedness.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Introduction

Our Company

We are a provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. We are organizing our business into these two operating segments as follows; however, since we remained a development stage company since March 31, 2008, we have represented the business as one operating segment at this time:

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

Changes in the Veterinary Profession with Pet Insurance.   Management has confirmed that in a recent report published by Packaged Facts on Pet Insurance in North America, it was disclosed that North Americans will take an increasingly strong interest in pet insurance during the next five years, placing sales as high as $1.1 billion in 2012. This forecast is consistent with soaring revenues in the overall pet market due to affluent households and their willingness to spend more on the health and wellness of their beloved furry family members. Management believes that this is the conservative estimate in this study indicated revenues of pet insurance were at $248 million in 2007, up 21% from $205 million in 2006. The report further stated that North America is primed for expansion in the pet insurance market.

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

Acquisitions

The Animal-ID acquisition which occurred during 2006 and reported in that periods annual report has been and will again be in litigation. Management’s position is that the asset being the software was never delivered in its entirety to Ensurapet. It was determined that the sellers did not possess the all of the rights and that a key module was not owned by the sellers. This acquisition resulted in a case #070C014621B involving one of the sellers, Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. We plan to contest and seek to have the judgment set-aside in the amount of $210,000.00 based on fraud and failure to deliver assets unencumbered as described in the corresponding purchase agreement.

Plan of Operations

We commenced operations June 2006 on a small scale as our public portals were under initial development.  At that time the VetpetMD portal—www.vetpetmd.com—since the site was made public has had: 274,812 site hits; 46,241 page views; and established 6,605 visits of which 3,316 were unique visitors. The pet insurance site—www.purrfectinsurance.com—since going live has had: 858,418 site hits; 203,134 page views; and established 14,727 visits of which 8,171 were unique visitors. Our main home page—www.vsurance.com—delivered similar results: 559,125 site hits; 296,747 page views; and established 18,637 visits of which 8,964 were unique visitors. From this visitation, we have approximately 400 policyholders with annual written premium in excess of $80,000. As we ended the year our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We acquired more than 90 relationships and had the potential to reach more than 30 million members who are potential pet owners. Company resources to capitalize on these achievements were stifled by the need to raise capital in order to repay the large indebtedness due Samir Financial, thus marketing to these relationships has been delayed and slowed.

In 2008 and 2009, our plan, which depends on our ability to raise capital, is to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. In order to build traffic and ramp up policy sales will require further capital; therefore, we have engaged JPC Capital Partners and Wakabayashi Fund LLC to raise $5 million or more in capital. Additionally, since our stock is quoted on the OTCBB we need to increase investor awareness and deliver returns for shareholders. DME Capital has been engaged—in March 2008—to act as the Company’s public relations “IR Firm.” Due to limited capital the relationship with DME Capital ceased on or about June 1, 2008; further JPC Capital and Wakabayashi Fund LLC has not achieved any success in raising capital since their engagement.

Our continuation as a going concern depends upon our ability to increase website traffic, ramp up policy sales while obtaining further capital wherein the past due payment to Samir Financial can be made. This is the overall objective of this operating year and the one to follow.  With that said, while there is a high degree of risk and the possibility of foreclosure my the senior lender (Samir Financial) management feels it can raise the necessary working capital in 2008 and 2009 to provide the necessary working capital and repay the delinquent note payable provided the lender (Samir Financial) cooperates with us and if need be accept stock as payment as a full and complete satisfaction of this indebtedness.

Critical Accounting Policies and Estimates

Our MD&A is based upon our consolidated financial statements and notes to consolidated financial statements, which were prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider and form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

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

Results of Operations

For the quarter ending 2008 and year ending 2007 we reported a Net Loss of $(38,400) and $(6,791,049) and Basic (Loss) per Share of $(0.001) and $(3,747.82) respectfully.

We are a development stage company because we have not commenced any significant operations so far with the exception of a minimal number (1,412) of membership and certificates of insurance to Purrfect Pet Club members that amounts to more than $80,000 in annualized written premium. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” has been incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999; however, the Company must deposit the necessary reserves no later than October 1, 2008 if the charter is to be maintained. As of this filing the funds were not deposited and it is believe though not confirmed that the charter has now been forfeited. The VetpetMD website, Spot the Pet lost and found 24/7 ID program, Purrfect Pet Club with online pet merchandise sales, and Purrfect Pet Insurance online websites are operational. The club’s membership base has been expanded and its services, including pet health/life insurance is now available to more than 30 million people through our agent partnerships. With that said, capital is needed to develop and expand these relationships if not these agents, associations, and groups will seek an alternate pet health insurance provider. The Company has withdrawn its Form “A” application with the Idaho Department of Insurance to purchase of the Universal Life Insurance Company charter. We intend, at the direction of legal counsel, to file a new Form A for a new insurance company charter in the State of Arizona which is underway. Further we will seek to utilize the expedited NAIC mono-line filing service in the other states. There is no assurance that our application will be approved by the Insurance Department; however, if and when an order was to be given certifying the terms of the purchase the required disclosures shall be made.

On January 31, 2008, we entered into a revised and new investment banking agreement with The October Fund on a best efforts basis to raise $4.9 million in capital in exchange for 2,200,000 commons shares. The agreement combined deliverables on the part of our company—policy sales—with capital investments as follows: $2 million in exchange for 1,463,414 common shares; $500,000 on or before November 7, 2008 in exchange for 248,780 common shares and annualized gross written premiums in-force of $1 million; $1,000,000 on or before January 5, 2009 in exchange for 243,903 common shares with the addition of 5,000 new pet insurance policies; and $1,400,000 on or before April 5, 2009 in exchange for 243,903 common shares with the addition of 8,000 new pet insurance policies. The focus of management remains on development of the company, online websites/computer operating systems and the procurement of further capital for operations. So far efforts to raise capital by the October Fund have been unsuccessful and are taking much longer than we anticipated. As of this filing no capital has been raised by the company and with the present economic condition of the U.S. economy, Wall Street, and leading manufacturing companies such as AIG who sough bailout assistance from the U.S. Government, raises even more concerns of risk and the ability of our  company to continue as a going concern.

Revenues – were $47,848 at December 31, 2007 and $17,073 at September 30, 2008, which when compared to prior quarters indicates no growth in sales but more so a decline as policies as policyholders non-renew.

Operating Expenses - were $6,277,217 at December 31, 2007, $196,604 at March 31, 2008, $143,359 at June 30, 2008, and $55,473 at September 30, 2008, which when combined represents 6% of last years expenses, primarily as a result of a slowing of marketing initiatives and the discontinuance of the amortization of prepaid closing costs and recent settlement of the note payable to Samir Financial (Footnote 4).

Net Income (Loss) – there was a net loss from net income of $(6,791,049) at December 31, 2007, $(175,728) at March 31, 2008,  $(124,393) at June 30, 2008, and $(38,400) at September 30, 2008, which combined represents 5% of last year loss. The decrease is primarily the result of a slowing of marketing initiatives and the discontinuance of the amortization of prepaid closing costs and recent settlement of the note payable to Samir Financial (Footnote 4).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008 we had total assets of $191,583 of which $1,187 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital implement our business plan; furthermore, the need for additional capital beyond any immediate offering is predicated because in order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise additional capital and policy sales exceed our surplus deposit we would have to transfer the risk which is above our surplus writing ratio to another company. This reinsurance process is common.

Current Assets

Cash - decreased from $15,757 at December 31, 2007 to $1,187 at September 30, 2008, a decrease of $14,570 primarily as a result of operating expenses absent any new capital infusions under the investment banking agreement.

Commission receivable – increased from $751 at December 31, 2007 to $4,994 at September 30, 2008, primarily as a result of the monies generated from pet health insurance plans which remain in-force absent any new sales.

Prepaid expenses – was unchanged from $0 at December 31, 2007 to $0 at September 30, 2008, primarily as a result of the complete amortization of all prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets - decreased from $16,508 at December 31, 2007 to $6,181 at September 30, 2008, a decrease of $10,327 primarily as a result of a lack of any new capital investments under the investment banking agreement.

Net Fixed Assets - decreased from $43,857 at December 31, 2007 to $24,259 at September 30, 2008, a decrease of $19,598 primarily as a result of depreciation and no new fixed asset purchases.

Other Assets - decreased from $252,790 at December 31, 2007 to $161,143 at September 30, 2008, a decrease of $91,647, primarily as a result of amortization and write-off of the Animal-ID acquisition and no new asset purchases.

Liabilities

Total Current Liabilities - increased from $3,005,831 at December 31, 2007 to $3,064,639 at September 30, 2008, an increase of $58,808 primarily as a result of normal operations.

Management anticipates that our cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. Management currently anticipates that our available cash resources and cash generated from operations and the recent engagements of investment banking firms, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If we are unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

Recent Accounting Pronouncements

We have generated only minimal revenues to date. This factor among others including the Note payable that was originally due December 14, 2006, now settled for a near term payment in July 2008 and stock, raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the our continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

There is a case #070C014621B involving Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. The Company plans to contest and seek to have the judgment set-aside in the amount of $210,000.00, based on fraud and failure to deliver assets unencumbered as described in a purchase agreement between the parties.

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

We have incurred and may continue to incur losses

Our operating results have been impacted significantly due to the loan with Samir Financial and may continue to do so in the future as the need for capital continues. Our net loss since inception is ($12,287,312) . Many companies with business plans based on providing pet health insurance have failed to be profitable and some have ceased operations. Even if demand for users exists, we cannot assure you that our business will be profitable.

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

The Company is in default on the $1,000,000 payment due July 9, 2008, with the lender Samir Financial. This factor among others including the pass due payables due and the Company’s inability to pay the principal payment due under the note to Samir Financial raises substantial doubt about the Company’s ability to continue as a going concern.  Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing.  Management feels it can raise the necessary working capital in 2008 and 2009 to provide the necessary working capital and repay the delinquent notes payable provided the lender (Samir Financial) cooperates with the Company and if need be accept stock as payment as a full and complete satisfaction of this indebtedness.

Management is exploring all options that will bring about investor confidence in operations, sales, profitability, and potential shareholder return on an investment. Presently, the delinquency of the note with the lender (Samir Financial) has brought about concern with investors which are manifested by the volatility of shareholder positions on the Over-the-Counter Bulletin Board. Shareholder risks: first, can the company raise capital in such a volatile market; second, will further issuance of stock due to lack of capital for services, in an effort to raise capital and continue operations, add to greater volatility; and third, what options are available to restore stability in the stock? These are the immediate concerns of management and every effort, including organizational restructure will be analyzed and options pursued in order to continue operations so to invite new investment capital whereby shareholder value can be sustained in lieu of foreclosure by Samir Financial.

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

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

April 2008 Life Cycle Stage (Twenty-third Development Period)- Share value was established at $0.0015.
Following the recent reverse stock split on or about January 2008, market liquidity of the Company’s stock was questionable due to the fact the a significant financial indebtedness with Samir Financial remained on the books. On or about April 2008, this obligation was reduced to $2 million in exchange for 3 million common shares. As part of these services 10,000,000 restrictive common shares were issued to the loan guarantor W. Russell Smith, valued at $0.001 par for this achievement and his continuation of his personal guarantee. Further another 238,000 restrictive common shares were issued for services (legal and consulting) which were valued at $2,380.   These shares were issued in order to continue operations because the  company did not have sufficient operating capital run the company nor the ability to pay further compensation. If the Company lost this vital person, the guarantor of the Samir loan, and key man as designated by the Key Man life insurance which has been assigned as collateral to Samir Financial all shareholders, investors and participants would loose their entire investment by virtue of the immediate foreclosure by the lender. In exchange for these shares Mr. Smith continued on as Chief Executive Officer; continue to personally guarantee the Samir loan; and continue to develop the company’s business model and the successful turnaround of all operations including the repayment of the Samir Financial debt.

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

The Company is in default of the loan payment due Samir Financial on July 9, 2008. The Company is in default on Note due Frank Westmorland, Herb Towers, and Donna Killean in addition to numerous payables.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

Item 5.	Other Information
Efforts continue though so far unsuccessful which have been concurrent with and since the filing of the 2nd quarter 10-Q the Company through its CEO and Samir Financial loan guarantor has been attempting to secure a crucial bridge financing of between $100,000 and $500,000 in order to maintain operations, which the Company hopes will lead to further capital investments in the coming months. The proposed financing, so far has been unsuccessful; however, if such financing were to be procured it would be a traditional loan secured by common restricted stock at an annual interest rate of 10%. There is no guarantee that a loan can even be secured at this time. Absent adequate operating capital the Company will be unable to continue marketing pet insurance since it cannot remain in compliance with state regulatory matters in regards to pet insurance. In this event the Company’s operations would be reduced to pet club sales only and the promotion of VetpetMD website. The majority shareholder—W. Russell Smith, CEO—has personally borrowed and guaranteed additional loans in order to maintain operations to date, which is referenced in the Statement of Cash Flows as advances from shareholder.

Despite the debt and slowness to ramp up operations the focus of management remains on development of the company, online websites/computer operating systems and the procurement of further capital for operations. So far efforts to raise capital have been unsuccessful and it is taking much longer than the Company anticipated. As of this filing no capital has been raised by the company and with the present economic condition of the U.S. economy, Wall Street, and leading manufacturing companies such as AIG who sough bailout assistance from the U.S. Government, raises even more concerns of risk and the ability of the Company to continue as a Going Concern.

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

(Date)	ENSURAPET, INC.
(Registrant)

November 19, 2008	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

November 19, 2008		/s/ W. RUSSELL SMITH, III
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