Form 10-K/A
period 2007-12-31
Ensurapet
filed 2008-11-21
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3 )

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

Documents incorporated by reference: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

EXPLANATORY NOTE:
This Amendment No. 3 on Form 10-K/A is filed for the following reason: to include the disclosures required by Item 307 of Regulation S-K and amend the auditor's opinion so to opine on the 12/31/06 balance sheet and related statements since inception 7/20/2005. There are no changes to the original Form 10-K other than those outlined in the above paragraph. Except as required to reflect the changes noted above, this Amendment No. 3 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 3 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ensurapet Inc. and Subsidiary
The Board of Directors and Stockholders

We have audited the Balance sheet s of Ensurapet, Inc and Subsidiary as of December 31, 2007 and 2006 and  the related statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2007, and from July 20, 2005 (inception) to  December 31, 2007. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurapet, Inc and Subsidiary as of December 31, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2007 and from July 20, 2005 (inception) to December 31, 2007, in conformity with generally accepted accounting principles.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our Management has chosen the COSO framework on which to base its assessment; however, in 2007 this changed due to insufficient capital.

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

(Date)		ENSURAPET, INC.
(Registrant)

November 20, 2008	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

November 20, 2008		/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. RUSSELL SMITH, III	November 20, 2008
W. Russell Smith, III CEO, Executive Vice President and Chief Financial Officer

/s/ Malcolm L. Pollard, JD, CPA	November 20, 2008
Malcolm L. Pollard, JD, CPA Director, Secretary

/s/ Ann M. Perniciaro	November 20, 2008
Ann M. Perniciaro Director

/s/ Allen A. Hayes, MD PhD\	November 20, 2008
Allen A. Hayes, MD PhD Director

ENSURAPET, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.