Form 10-Q/A
period 2008-11-20
Ensurapet
filed 2008-11-21
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 2)

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

Issuers Telephone Number: (877) 440-7387

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the issuers common stock, par value $.001, outstanding as of March 31, 2008: 29,762,750 shares.

EXPLANATORY NOTE:
This Amendment No. 2 on Form 10-Q/A is filed for the following reason: to include the disclosures required by Item 307 of Regulation S-K. There are no changes to the original Form 10-Q other than those outlined in the above paragraph. Except as required to reflect the changes noted above, this Amendment No. 2 on Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-Q. Furthermore, this Amendment No. 2 on Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the filing of the Original Form 10-Q.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

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

(Date)	ENSURAPET, INC.
(Registrant)

May November 20, 2008	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

May November 20, 2008		/s/ W. RUSSELL SMITH, III
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