Form 10-K/A
period 2007-12-31
Ensurapet
filed 2009-01-20
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 5 )

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

TABLE OF CONTENTS TO FORM 10-K/A

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

Officer and Director Summary Table (includes all classes of stock held)

Name	Heath Insurance	Stock Held and Class	Annual Compensation
Allen A. Hayes, MD PhD, Director	No	Common 550,000	$0
Malcolm L. Pollard, JD, CPA, Treasurer & Secretary	No	Common 600,000	$0
Ann M. Perniciaro, Director	No	Common 550,000	$0
W. Russell Smith, III, CEO & Director	No	Common 60,000	$100,000

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J Matt Lile, President	2007	60,000		—				08	60,000
W. Russell Smith, CEO	2007	100,000		—				08	100,000

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
NONE

2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
NONE

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
NONE

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm Pollard	8,739	—					8,739
Allen Hayes	6,766	—					6,766
Ann Perniciaro	8,703	—					8,703
W. Russell Smith	0	—					0

2007 OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
None

2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
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

(Date)		ENSURAPET, INC.
(Registrant)

January 20, 2009	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

January 20, 2009		/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. RUSSELL SMITH, III	January 20, 2009
W. Russell Smith, III CEO, Executive Vice President and Chief Financial Officer

/s/ Malcolm L. Pollard, JD, CPA	January 20, 2009
Malcolm L. Pollard, JD, CPA Director, Secretary

/s/ Ann M. Perniciaro	January 20, 2009
Ann M. Perniciaro Director

/s/ Allen A. Hayes, MD PhD	January 20, 2009
Allen A. Hayes, MD PhD Director

ENSURAPET, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.