Form 10-K
period 2008-12-31
Ensurapet
filed 2009-04-15
CIK 1353867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

COMMISSION FILE NUMBER: 333-132028

ENSURAPET, INC.
(Small Business Issuer in its Charter)

NEVADA	13-4303483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

721 24TH STRET NE CANTON, OHIO	44714
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (949) 554-7313

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Number of shares of the issuer’s common stock, par value $.001, outstanding as of December 31, 2008, reflecting all post material events through the date of this filing: 100,000,000 shares of common stock and 3,100,000 preferred stock.

State the issuer’s revenues for its most recent fiscal year: Loss of $(572,756)

The aggregate market value of the common equity held by non-affiliates of the Registrant on April 15, 2009 was $54,000 based on a closing price of $0.0006 as reported on the Over the Counter Bulletin board as of the date herein. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Documents incorporated by reference: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

ENSURAPET, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

Page Numbers
Forward-Looking Statements	1

Definitions of Certain Measures of Usage of the Ensurapet Beneficial Resource Centers	1

FORWARD-LOOKING STATEMENTS

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Ensurapet, Inc. or on Ensurapet, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Ensurapet, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive.

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

 This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Ensurapet, Inc.'s business and financial performance. Moreover, Ensurapet, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Ensurapet, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Ensurapet, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report..

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

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Ensurapet,  “Company” or “our company” refers to Ensurapet and its subsidiaries.

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

Our classes of stock include both preferred and common. We are presently authorized to issue 500,000,000 shares of $.001 par value common stock and 100,000 preferred stock class “D” and 3,000,000 preferred class “G” par value $.001. Our common stock under the symbol “EPTI” is listed, traded and quoted on the NASDAQ Over-the-Counter Bulletin Board (OTCBB: symbol EPTI) . All common stock shares are equal to each other with respect to liquidation and dividend rights. Holders of voting shares are entitled to one vote for each share they own at any shareholders’ meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to shareholders. There are no conversion rights, pre-emptive or other subscription rights or privileges with respect to common shares.

Our executive offices which we operate from are located at 177 Riverside Ave, Ste. F., #1152, Newport Beach, California 92663 and our telephone number is 877-440-7387. Our computer technology division is based in Canton, Ohio.

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

www.purrfecthorseinsurance.com	A health insurance site for owners of non-racing horses, i.e. the family horse. This coverage should be available either late 2009.

Technology Infrastructure

Our Internet based services are delivered through websites designed to address the life and health issues of companion animals for their owners, veterinarians, technicians, and other animal service providers with easy to use interfaces, search functions, and navigation capabilities. We use customized content management and publishing technology to develop, edit, publish, manage, organize, and optimize the content for our websites. The insurance product specific site deploys dot-net technology that provides policyholders with complete access and account management capabilities, such as, coverage changes or deletions, policy cancellations, and claims processing. Our development and engineering costs totaled $0 in 2008, $24,225 in 2007, $565,434 in 2006 and $0 in 2005.

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

Employees

As of December 31, 2008, we had approximately 4 independent contractors/consultants.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

We have incurred and may continue to incur losses

Our operating results have been impacted significantly due to the loan with Samir Financial and may continue to do so in the future as the need for capital continues. Our net loss for 2008 totaled $(572,756). Many companies with business plans based on providing pet health insurance have failed to be profitable and some have ceased operations. Even if demand for users exists, we cannot assure you that our business will be profitable.

In addition and while a veterinary health care expenses exceed $18 billion yearly as reported by the American Veterinary Medical Association (AVMA) with 2% of the 135 million dog and cat owners insuring their pets as reported by the American Animal Hospital Association (AAHA), our online businesses, specifically VetpetMD and Purrfect Pet Club have a limited operating history and participate in a new market even though its management collectively has over 30 years experience in the pet insurance industry.

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

On April 9, 2008, the lender entered into an agreement with the Company and forgave $4,000,000 in exchange for 3,000,000 restricted common shares. Further, the Company was to repay then lender $1,000,000 on or before July 9, 2008 and the remaining balance of $1,000,000 would remain on the books as a liability for a period of 14 months paid as follows: the first payment was due and payable on July 1, 2009; the second payment was due and payable on October 1, 2009; with subsequent payments due and payable. The lender agreed not to charge the company any interest (non-interest bearing loan). The Company was to make quarterly payments to the lender of $250,000 on the dates shown above. The three million restricted shares of the company’s common stock was issued subject to SEC Rule 144 restrictions as well as an executed 12 month lock up agreement. As of this filing the Company failed to make any payments as agreed and is in default.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

 Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility In Our Common Share Price May Subject Us To Securities Litigation, Thereby Diverting Our Resources That May Have A Material Effect On Our Profitability And Results Of Operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Item 1B.	Unresolved Staff Comments

No t applicable

Item 2.	Properties

Our executive offices which we operated from were located at 540 N Golden Circle, Suite 304, Santa Ana, California 92705; however, the Company had insufficient operating capital to maintain the lease payments and vacated the premises on or about December 15, 2008. Presently the Company utilizes the facilities located at 177 Riverside Ave, Ste. F, #1152, Newport Beach, CA 92663 for its mailing and delivery with the services of its independent consulting management team. Our telephone number is 877-440-7387. The lease on the former office which was vacated was a two year lease at the Theme Building $4,885.80 per month. Our computer technology division is based in Canton, Ohio. We believe that our offices and other facilities in Ohio, general, in good operating condition and adequate for our current technology operations and that additional leased space can be obtained on acceptable terms if needed.

Item 3.	Legal Proceedings

There is a case #070C014621B involving Kathy Ranson seller of Animal-ID in the First Judicial Court in the State of Nevada. The Company plans to contest and seek to have the judgment set-aside in the amount of $210,000.00 based on fraud and failure to deliver assets unencumbered as described in the Purchase Agreement.

There is a case #08L009199 involving Samir Financial LLC in the Circuit Court of Cook County, Illinois. The lender is seeking a judgment for breech of timely payments under the contract in the amount of $2,000,000. The Company is in default and is attempting to negotiate a settlement or reinstatement.

Item 4.	Submission of Matters to a Vote of Security Holders

During the year of 2008, the following matters were submitted to a vote of security holders of Ensurapet: First: the appointment of Lawrence Scharfman, CPA as the Company’s independent certified public accountants was ratified; and Second; the amendment to the Articles of Incorporation to keep the authorized shares of common stock to 500,000,000, par value $.001 and establish a class “G” preferred shares with voting rights that converted to common shares 30:1, that is, every one share of preferred “G” equaled thirty common shares.

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

At December 31, 2008, there were 100,000 preferred shares and 40,000,000 common shares; however, after reflecting all material events through the date of this filing inclusive of capitalization restructure, there areas of the date of this filing, 3,100,000 preferred shares and 40,000,000 shares of our common stock of issued and outstanding and there were an estimated 880 shareholders of record of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and an estimate of the number of beneficial owners of common and preferred stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Recent sales of unregistered securities

We disclosed in our registration statement (SEC File number 333-132028), a schedule of securities as part of our process in the valuation of privately held securities issued as compensation. We continued to value stock related matters on a going forward bases using a similar format. The following represent the transactions that involved securities.

December 2008 Life Cycle Stage (Forty Second Development Period) – Share value was established at $0.0005

Authorized by the Company on December 1, 2008, 3,000,000 preferred class “G” shares were subscribed pursuant to a Regulation D 506 offering wherein the Company would receive $50,000. These funds were necessary to pay outstanding policyholder claims, surplus lines tax, legal, and other expenses necessary to carry on services to policyholders. The funds were delivered to the Company on February 27, 2009, following due diligence and deliverables cited in the Reg D 506.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in the Annual Report.

ASSETS	December 31, 2008	December 31, 2007
Fixed Assets
Property and equipment - net	17,693	43,957

Other Assets
Software	13	122,214
Trademarks	25,576	25,576
Vet MD data base	52,500	105,000
Goodwill	0	0
Insurance Agency Licenses	—	—

	78,089	252,790

The development and deployment of our public portals—The Beneficial Resource Center Network—is represented by the investment in assets in 2006. Software decreased from $460,434 to $122,214 as a result of amortization; furthermore, the pet medical database remained unchanged since it had not been fully deployed on the system with all of its features; however, in 2009 as the VetpetMD database becomes deployed these cost will then be amortized in accordance with GAAP.

LIABILITIES	December 31, 2008	December 31, 2007
Current Liabilities
Accounts payable	$194,965	$132,758
Accounts payable - in dispute	1,201,880	1,201,880
Line of Credit	39,981	48,001
Note payable	39,000	0
Accrued interest	5,300	0
Accrued wages	93,500	24,573
Shareholder advances	349,203	334,737
Loan extension fee payable	0	0
Current portion of long-term debt	1,263,875	1,263,875

Total Current Liabilities	3,005,831	5,266,162

The most significant liability is our loan to the lender—Samir Financial—who provided the development capital. On April 9, 2008, the loan amounted to $6,000,000 and Samir accepted 3,000,000 common shares as payment of $4,000,000 and carried the remaining balance on an interest free note. The Company further re-classed certain payables which were due key inside shareholders as liabilities in dispute. This reclassification occurred because it is the Company’s position that these debts are contingent liabilities by virtue of upcoming stock settlements not yet recorded but discussed and due to vendors’ failure to deliver assets and services billed. The current portion of long-term debt above the monies due Samir Financial of $1,000,000 are $263,875. This amount represents the lawsuit with Animal-ID that will be disputed by the Company—remedy being having the judgment ($225,100) set-aside—and two nominal shareholder loans. Our objective in 2008 was to raise sufficient equity based capital in order to run a profitable operation so that sufficient earnings would be available to repay these liabilities. This did not occur. It is unknown now in 2009 if we will be able to do so and there is no guarantee that management will be able to raise capital at all.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that involve risk and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report. Further historic disclosures can be found on Form 10-Q for September 30, 2008, 10-K for December 31, 2007, 2006, and in the 2006 registration statement (SEC File number 333-132028).

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2008.

•
Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

Introduction

Our Company

We are a provider of pet health information services to pet owners, veterinarians, animal healthcare professionals, and pet service providers, which includes life and health insurance for pets, horses, and other companion animals through our public online portals. We are organizing our business into these two operating segments as follows; however, since we remained a development stage company at December 31, 2008, we have represented the business as one operating segment at this time even though the Company has three operating subsidiaries:

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

•
Insurance Services. We sell several pet health insurance plans for dogs and cats that provide reimbursement of veterinary expenses incurred to treat an illness or injury and on some policies routine/preventive care treatment such as vaccinations: Protect 1, Protect 2, Protect 3, and Protect 4 all of which provided an accidental life insurance policy with an endorsement for death due to an illness. We are authorized to underwrite a pet replacement (life) insurance plan for dogs and cats with death benefit limits ranging from $1,000 to $10,000. We have not yet introduced this product to the marketplace but look to do so in late 2009.

•
Pet Club. We are an online pet club portal community that provides humorous and fun content including, blogs, podcasts, video, and online shopping to more than 10,000 pet products. This public portal should generate revenue primarily through group membership $24 per year in addition to the sale of advertising and sponsorship products from Petsmart® as an affiliate.

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

Basis of Presentation

Ensurapet, Inc. is a Nevada corporation formerly known as Vsurance, Inc., that was incorporated on July 26, 2005. We are a development stage company. We were created to provide beneficial pet and horse resource centers—VetpetMD, Spot the Pet, and Purrfect Pet Club—via the worldwide web in order to sell pet merchandise as an online affiliate of a leading pet retailer, lost and found registration services (Pet ID tags), global positioning system technologies to locate lost pets and horses, and lastly liability, life, and health insurance policies to cover property damage and veterinary expenses from and on pets and horses in the United States, United Kingdom and in other pet and horse concentrated countries. At December 31, 2008, there were 100,000 preferred shares and 40,000,000 common shares; however, after reflecting all material events through the date of this filing inclusive of capitalization restructure, there areas of the date of this filing, 3,100,000 preferred shares and 40,000,000 shares of our common stock of issued and outstanding and there were an estimated 880 shareholders of record of the Company’s common stock.  Additionally the Samir Financial debt was reduced and $4,000,000 was taken as repayment in the form of 3,000,000 restricted common shares with a 12-month lock-up; however, this note is in default. These material events have all been reflected in this presentation.

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

Plan of Operations

We commenced operations June 2006 on a small scale as our public portals were under initial development. At that time the VetpetMD portal—www.vetpetmd.com—since the site was made public has had: 274,812 site hits; 46,241 page views; and established 6,605 visits of which 3,316 were unique visitors. The pet insurance site—www.purrfectinsurance.com—since going live has had: 858,418 site hits; 203,134 page views; and established 14,727 visits of which 8,171 were unique visitors. Our main home page—www.vsurance.com now www.ensurapet.com—delivered similar results: 559,125 site hits; 296,747 page views; and established 18,637 visits of which 8,964 were unique visitors. From this visitation we had 493 policyholders with annual written premium in excess of $30,000. As we ended the year our network of associations, employer groups, and insurance brokerage partnerships continued to grow. We acquired more than 90 relationships and had the potential to reach more than 30 million members who are potential pet owners. Company resources to capitalize on these achievements were stifled by the need to raise capital in order to repay the large indebtedness due Samir Financial. Further, with the decline of the United States banking industry and leading insurance giants such as AIG our insurance carrier discontinued offering our pet insurance product on December 19, 2008, due to inadequate reinsurance. The Company is presently look for another insurance carrier who will underwrite our policies but none have been located as of this filing. With that said, all policies have been canceled and the Company is presently only servicing claims.

In 2008 our plan was to: increase traffic to our public portals; expand VetpetMD to include an online pharmacy; grow our pet insurance sales through the introduction of our kennel coverage program, caring vet program, retail in-store offer, and expand our group/association network. This was not achieved due to inadequate capital. In order to build traffic and ramp up policy sales we required further capital; neither JPC Capital Partners nor Wakabayashi Fund LLC were able to raise the $5 million required by the Company. Additionally, with our stock being quoted on the OTCBB we needed to increase investor awareness and deliver returns for shareholders. Thus the Company engaged DME Capital on March 2008 to act as the Company’s public relations “IR Firm.” This contract has since been canceled with the collapse of our stock price and economic markets.

Our continuation as a going concern now depends upon our ability to raise capital solely. The Company must get a resolution to the Samir Financial lawsuit. This is the overall objective of this operating year 2009.

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

Results of Operations

For the year ending 2008 and 2007 we reported a Net Loss of $(572,756) and $(6,791,049) and Basic Earnings per Share of $(0.01) and $(3,747.82) respectfully.

We are a development stage company because we have not commenced any significant operations so far with the exception of a minimal number (1,412) of membership and certificates of insurance to Purrfect Pet Club members that amounted to more than $100,000 in annualized written premium. With that said, with the loss of our insurance carrier and cancellation of all pet health insurance policies the Company has no incoming revenues until such time as we can secure a new underwriter. The Company is presently servicing claims, which is a pure cost to the Company. The Company’s wholly-owned reinsurance company “Vsurance Re, Inc” was incorporated with the Nevis Office of the Registrar of Companies corporation number C-304999 but it no longer in good standing due to insufficient operating capital. The VetpetMD website is operational but its content has not been updated, thus visitation by online viewers has declined. Spot the Pet lost and found 24/7 ID program has been placed on hold. The Purrfect Pet Club with online pet merchandise sales is a viable entity but we need to renew the canceled membership in the absence of pet insurance. The Purrfect Pet Insurance online websites are operational for information purposes only—pet owners cannot enroll their pets in a plan at this time since we do not have an underwriter. The Company withdrew its Form “A” application with the Idaho Department of Insurance to purchase of the Universal Life Insurance Company charter as a result of insufficient capital to fund statutory reserves.

On January 31, 2008, the Company entered into a revised and new investment banking agreement with The October Fund on a best efforts basis to raise $4.9 million in capital in exchange for 2,200,000 commons shares. The agreement combined deliverables on the part of the company—policy sales—with capital investments as follows: $2 million in exchange for 1,463,414 common shares; $500,000 on or before November 7, 2008 in exchange for 248,780 common shares and annualized gross written premiums in-force of $1 million; $1,000,000 on or before January 5, 2009 in exchange for 243,903 common shares with the addition of 5,000 new pet insurance policies; and $1,400,000 on or before April 5, 2009 in exchange for 243,903 common shares with the addition of 8,000 new pet insurance policies. With the decline of the United States banking, investment banking, and insurance industry with the discontinuance in offering our pet insurance product on December 19, 2008, due to inadequate reinsurance the Company has not received any capital pursuant to the investment banking agreement. The focus of management remains on development of the company and in raising capital. The Company is presently looking for an investment banking firm that will invest capital and for an insurance carrier who will underwrite our policies. As of the date of this filing neither has been located.

Revenues—increased from $47,848 at December 31, 2007 to $61,384 at December 31, 2008, an increase of 28%, primarily as a result of the continued efforts in pet health insurance plan sales. These revenues ended at December 31, 2008, with the loss of the insurance carrier.

Operating Expenses—decreased from $6,277,217 at December 31, 2007 to $572,756 at December 31, 2008, a decrease of 90%, primarily as a result of the amortization of prepaid closing costs and the recent settlement of the note payable to Samir Financial (Footnote 4).

Net Income (Loss)—Net loss decreased from net income of $(6,791,049) at December 31, 2007 to $(572,756) at December 31, 2008, an decrease of 90%, primarily as a result of a slowing of operations, amortization of loan closing costs, and recent settlement of the loan with Samir Financial.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008 we had total assets of $97,757 of which $1,975 was in cash. As a result of our current lack of capital and loan obligation to the Lender, wherein all company assets including cash is pledged as collateral, we are completely dependent upon further capital to implement our business plan; furthermore, the need for additional capital beyond any immediate offering is predicated because in order to write insurance policies we must maintain adequate surplus with state insurance departments. Regulation requires insurers to limit policy sales to only three times their surplus deposit, for example, having a surplus deposit of $2,000,000 we could write $6,000,000 in premium (policy sales). In the event that we cannot raise capital there is no foreseeable hope that the Company could locate another underwriting insurance carrier. While it is common practice to lose program underwriters and locating other markets for lines of business usually takes only a few months, given the United States economic condition now upon us in 2009combined with the financial peril of the Company makes this task even more challenging if not impossible.

Current Assets

Cash—decreased from $15,757 at December 31, 2007 to $1,975 at December 31, 2008, a decrease of $13,782 primarily as a result of no incoming capital or revenue only the cost of servicing non-incoming producing policyholder claims.

Commission receivable—decreased from $751 at December 31, 2007 to $0 at December 31, 2008, as a result of the termination of the pet health insurance program by the underwriting insurance carrier due to inadequate reinsurance coverage.

Prepaid expenses—remained unchanged from $0 at December 31, 2007 to $0 at December 31, 2008, as a result of the termination of the pet health insurance program by the underwriting insurance carrier due to inadequate reinsurance coverage and of the complete amortization of all prepaid closing cost with the note payable to Samir Financial (Footnote 4).

Total Current Assets—decreased from $16,508 at December 31, 2007 to $1,975 at December 31, 2008, a decrease of $14,533 primarily as a result of the termination of the pet health insurance program by the underwriting insurance carrier due to inadequate reinsurance coverage.

Net Fixed Assets—decreased from $43,957 at December 31, 2007 to $17,693 at December 31, 2008, a decrease of $26,264, primarily as a result of depreciation and no new fixed asset purchases.

Other Assets—decreased from $252,790 at December 31, 2007 to $78,089 at December 31, 2008, a increase of $174,701, primarily as a result of amortization, write-off of the Animal-ID acquisition, no new asset purchases, and write down of the VetpetMD database.

Liabilities

Total Current Liabilities—increased from $3,005,831 at December 31, 2007 to $3,187,704 at December 31, 2008, an increase of $181,873 primarily as a result of debt financing to maintain operations. Further, the Company has reclassified certain liabilities and views them as contingent ices.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company available cash resources are scarce; more importantly having no incoming cash flow from operations combined with the inability so far of the engagements with investment banking firms to raise capital present a considerable risk that operations can continue. If the Company is unable to raise money in order to resume not just operations but profitable operations it will be unable to continue as a going concern. No assurances can be given that either equity or debt financing will be available.

Recent Accounting Pronouncements

The Company has generated only minimal revenues to date and at the close of 2008 no longer has the ability to sell pet health insurance policies. This factor among others including the delinquent Note payable that was originally due December 14, 2006, subsequently settled for a near term payment in July 2008 which was not made and stock that was issued raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends solely upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ensurapet Inc. and Subsidiaries
The Board of Directors and Stockholders

We have audited the Balance sheet s of Ensurapet, Inc and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2008, and from July 20, 2005 (inception) to December 31, 2008. These statements are responsibility of Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensurapet, Inc and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders equity and cash flows for each of the two years in the period ended December 31, 2008 and from July 20, 2005 (inception) to December 31, 2008, in conformity with generally accepted accounting principles.

/s/ Lawrence Scharfman, CPA
Lawrence Scharfman CPA
Boynton Beach, FL
March , 2009

EnsurApet, Inc. and Subsidiaries (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2008 and December 31, 2007

ASSETS	December 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$1,975	$15,757
Commissions receivable	0	751
Prepaid expenses	0	0

Total Current Assets	1,975	16,508
Fixed Assets
Property and equipment - net	17,693	43,957

Other Assets
Software	13	122,214
Trademarks	25,576	25,576
Vet MD data base	52,500	105,000
Goodwill	0	0
Insurance Agency Licenses	0	0

	78,089	252,790

Total Assets	$97,757	$313,255

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiaries (formerly Vsurance, Inc. and Subsidiary)

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2008 and December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2008	December 31, 2007
Current Liabilities
Accounts payable	$194,965	$132,765
Accounts payable - in dispute	1,201,880	1,201,880
Line of Credit	39,981	48,001
Note payable	39,000	0
Accrued interest	5,300	0
Accrued wages	93,500	24,573
Shareholder advances	349,203	334,737
Loan extension fee payable	0	0
Current portion of long-term debt	1,263,875	1,263,875
Total Current Liabilities	3,187,704	3,005,831

Long-term Debt
Note payable	1,000,000	1,000,000

Stockholders’ Equity
Stock subscriptions receivable	(4,740,996)	0
Preferred stock	100	12,810
Common stock	40,000	3,112
Additional paid in capital	13,115,422	8,223,220
Deficit accumulated during the development stage	(12,504,473)	(11,931,718)
Total Stockholders’ Equity	(4,089,947)	(3,692,576)

Total Liabilities and Stockholders’ Equity	$97,757	$313,255

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiaries (formerly Vsurance, Inc. and Subsidiaries)

(A Development Stage Company)

Consolidated Statements of Income

For the Years ending December 31, 2008 and 2007

and From July 20, 2005 (Inception) through December 31, 2008

	2008	2007	Since Inception
Revenues	$61,384	$47,848	$113,251

Marketing expenses	5,788	160,862	464,286
General and administrative expenses	629,353	6,116,355	11,591,759

Income (loss) before taxes	(572,756)	(6,299,369)	(11,942,794)

Other Income/Expense
Abandonment loss	0	561,680	561,680

Provision for taxes	0	0	0
NET INCOME (LOSS)	$(572,756)	$(6,791,049)	$(12,504,473)

Earnings Per Share

Basic	$(0.01)	$(3,747.82)
Average shares outstanding
for 2008 and 2007	40,000,000	1,812

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiaries (formerly Vsurance, Inc. and Subsidiaries)

(A Development Stage Company)

Consolidated Statements of Cash Flow

For the Years ending December 31, 2008 and 2007

and From July 20, 2005 (Inception) through December 31, 2008

	2007	2007	Since Inception
Cash Flows From/For Operating Activities
Net Income (Loss)	$(572,756)	$(6,791,045)	$(12,504,473)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	26,264	95,329	133,417
Amortization	174,716	338,220	735,124
Stock issued for services	6,380	1,740,500	2,098,718
Interest accrual	0	2,506,518	2,506,518
Abandonment loss	0	561,680	561,680
Increase in Commissions receivable	0	274	(751)
Increase in Prepaid Expenses	0	496,666	0
(Decrease) Increase in Accounts payable	62,200	755,989	1,396,843
Increase in Accrued interest	5,300	(58,333)	28,314
Increase in Accrued wages	93,500	24,573	118,073
Increase in Loan extension fee payable	0	(500,000)	0

Net Cash Used in Operation Activities	(204,396)	(829,633)	(4,926,537)
Cash Flows For Investing Activities
Purchase of Fixed assets	0	(10,000	(150,610)
Software costs	—	0	(660,122)
Trademarks	—	0	(22,390)
Investment Animal ID	—	0	(250,000)
Vet MD data base	—	0	(105,000)
Net Cash Used in Investing Activities	0	(10,000)	(1,188,122)
Cash Flows From Financing Activities
Proceeds from Line of credit	(2,827)	(1,172)	45,174
Proceeds from Shareholder advances	(4,563)	(334,737)	(339,300)
Payments on Long term debt	0	(11,225)	(11,225)
Proceeds from Notes Payable	39,000	50,000	4,320,986
Proceeds from Stock subscriptions	159,004	430,477	589,481
Sale of Capital Stock	0	615,000	1,511,518
Net Cash From Financing Activities	190,614	748,343	6,116,634

Net Increase (Decrease) in Cash and Cash Equivalents	(13,782)	(91,290)	1,975
Cash and Cash Equivalents - Beginning	15,757	107,047	—
Cash and Cash Equivalents - Ending	$1,975	$15,757	1,975

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiaries (formerly Vsurance, Inc. and Subsidiaries)

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the Period From July 20, 2005 (Inception) through December 31, 2008

							Deficit
							Accumulated
					Additional	Stock	During the	Total
	Preferred	Stock	Common	Stock	Paid in	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Balance July 20, 2005	-	$-	-	$-	$-	$-	$-	$-
Sale of shares	437,650	438	100,000	100	122,005	-	-	122,543
Stock issued for equipment	62,500	62	-		438	-	-	500
Shares issued for services	3,000,000	3,000	-	-	83,937	-	-	86,937
Shares issued for software	750,000	750	-		21,750	-	-	22,500
Shares issued for Debt	1,200,000	1,200	-	-	(1,200)	-	-	-
Net loss	-	-	-	-	-	-	(1,078,449)	(1,078,449)
Balance December 31, 2005	5,450,150	5,450	100,000	100	226,930	-	(1,078,449)	(845,969)
Shares converted to common	(320,000)	(320)	1,500,000	1,500	(1,180)	-	-	-
Shares issued for Debt	600,000	600	-	-	(600)	-	-	-
Shares issued for services	1,005,000	1,005	25,000	25	263,870	-	-	264,900
Shares issued for Debt conversion	50,000	50	1,723,230	1,723	722,627	-	-	724,400
Shares issued for Investment in Animal ID	205,500	206	249,000	249	164,545	-	-	165,000
Shares sold	-	-	95,150	95	49,480	-	-	49,575
Net Loss	-	-	-	-	-	-	(4,062,219)	(4,062,219)
Balance December 31, 2006	6,990,650	6,991	3,692,380	3,692	1,425,672	-	(5,140,668)	(3,704,313)
Shares for services	-	-	1,000,000	1,000	749,000	-	-	750,000
Sale of shares	-	-	15,800,000	15,800	15,599,200	(15,000,000)	-	615,000
Net loss	-	-	-	-	-	-	(1,357,038)	(1,357,038)
Balance March 31, 2007	6,990,650	6,991	20,492,380	20,492	17,773,872	(15,000,000)	(6,497,706)	(3,696,351)
Preferred shares converted	(1,800,000)	(1,800)	9,000,000	9,000	(7,200)	-	-	-
Funds received from stock subscriptions	-	-	-	-	-	128,300	-	128,300
Shares issued for services	7,017,000	7,017	900,000	900	866,583	-	-	874,500
Shares issued for debt	-	-	16,810	17	16,793	-	-	16,810
Sale of shares	-	-	100,000,000	100,000	100,400,000	(100,500,000)	-	-
Net loss	-	-	-	-	-	-	(2,886,948)	(2,886,948)
Balance June 30, 2007	12,207,650	12,208	130,409,190	130,409	119,050,048	(115,371,700)	(9,384,654)	(5,563,689)
Conversion of Preferred shares and reverse stock split	(12,107,650)	(12,108)	(65,208,932)	(65,209)	77,317	-	-	-
Funds received from stock subscriptions	-	-	-	-	-	132,177	-	132,177
Net loss	-	-	-	-	-	-	(888,935)	(888,935)
Balance September 30, 2007	100,000	100	65,200,258	65,200	119,127,365	(115,239,523)	(10,273,589)	(6,320,447)
Redemption of Common to Preferred E	12,450,000	12,450	(12,450,000)	(12,450)	-	-	-	-
Funds received from stock subscriptions	-	-	-	-	-	170,000	-	170,000
Cancellation of subscriptions receivable	-	-	-	-	(115,069,523)	115,069,523	-	-
Stock for services	260,000	260	60,000,000	60,000	55,740	-	-	116,000
To record 1000 to 1 reverse split	-	-	(112,637,508)	(112,638)	112,638	-	-	-
Shares issued for debt	-	-	3,000,000	3,000	3,997,000	-	-	4,000,000
Net Loss	-	-	-	-	-	-	(1,658,129)	(1,658,129)
Balance December 31, 2007	12,810,000	12,810	3,112,750	3,112	8,223,220	-	(11,931,718)	(3,692,576)
Conversion of Preferred E to Common	(12,450,000)	(12,450)	12,450,000	12,450	-	-	-	-
Conversion of Preferred F to Common	(200,000)	(200)	10,000,000	10,000	(9,800)	-	-	-
Stock for services	-	-	2,000,000	2,000	2,000	-	-	4,000
Retirement of Preferred F	(60,000)	(60)	-	-	60	-	-	-
Sale of shares	-	-	2,200,000	2,200	4,897,800	(4,778,962)	-	121,038
Net loss	-	-	-	-	-	-	(175,728)	(175,728)
Balance March 31, 2008	100,000	$100	29,762,750	$29,762	$13,113,280	$(4,778,962)	$(12,107,446)	$(3,743,266)
Stock for services			10,237,250	10,238	$2,142			$12,380
Funds received from stock subscriptions						$37,966		$37,966
Net loss	-	$-	-	$-	$-	$-	$(124,393)	$(124,393)
Balance June 30, 2008	100,000	$100	40,000,000	$40,000	$13,115,422	$(4,740,996)	$(12,231,839)	$(3,817,313)
Net loss	-	$-	-	$-	$-	$-	$(38,400)	$(38,400)
Balance September 30, 2008	100,000	$100	40,000,000	$40,000	$13,115,422	$(4,740,996)	$(12,270,239)	$(3,855,713)
Net loss	-	$-	-	$-	$-	$-	$(234,234)	$(234,234)
Balance December 31, 2008	100,000	$100	40,000,000	$40,000	$13,115,422	$(4,740,996)	$(12,504,473)	$(4,089,947)

See accompanying notes to financial statements

EnsurApet, Inc. and Subsidiaries (formerly Vsurance, Inc. and Subsidiaries)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

On January 17, 2006, the Company formed Purrfect Pet Club, a Michigan corporation. This subsidiary served was placed into service in 2007 and active members were able to purchase the pet health insurance plans offered by the parent company Ensurapet. Members paid a monthly membership fee of $2 and had access to the online portal for humorous pet news, blogging, and online shopping. All revenues passed through to the parent company via an intercompany agreement.

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

Revenue Recognition

Ensurapet uses an accrual basis accounting.

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

Concentration of Credit Risks

During 2006 and 2007, the Company had deposits in banks in excess of the FDIC insurance limit but it did not in 2008.

NOTE 2 – OTHER NONCURRENT ASSETS

Software

Software represents internal use insurance operating software and development utilities software valued on August 20, 2005, at $22,500. The Company in exchange for 745,000 shares of Preferred Class A stock received for internal use insurance operating software on August 20, 2005, valued at $22,350. The Company in exchange for 5,000 shares of Preferred Class A stock received development utilities software valued at $150. During the six months ended December 31, 2006, the Company spent an additional $660,122 with a third party vender in continued development of input software for use with the initial software. The Company capitalizes costs incurred during the application development stage and amortizes these costs to expense over the software’s useful life. Costs incurred during the preliminary project stage and costs incurred during the post-implementation and operation stage are be expensed as incurred. The Company has begun amortizing these costs. The utilities software valued at $150 useful life is 1 year. The internal insurance operating software has a 2 year life. The straight-lined method is used. Amortization for the year ended December 31, 2008, 2007 and 2006, and since inception was $122,201, $338,220, 219,021 and $560,408 respectively.

Trademarks

Trademarks represent the third party costs in connection with the filing of trademark applications and related research. The Company evaluates, at least annually, for potential impairment, this recorded amount, by means of a cash flow analysis in accordance with SFAS 142.

Vet MD Data Base

Vet MD Data Base represents third party costs incurred in the development of an internet based veterinary medicine reference library. These cost will be amortized over a, to be determined useful life, when placed into service. The Company hopes to have this data base complete and in service by the end of 2007. The Company in 2008 determined the useful life to be 24-months and amortized $52,500 in the period ending December 31, 2008.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

	December 31, 2008	December 31, 2007
Equipment	$43,957	$80,427
Leasehold Improvements	0	0
Less Accumulated Depreciation	(26,264)	(36,470)

	$17,693	$43,957

Lease hold Improvements were not in service during 2007. The Company abandoned its Little Rock office at June 30, 2007. The balance of the leasehold improvement was written off to Abandonment loss.

Depreciation expense for the years ended December 31, 2008, 2007, 2006, and since inception was $26,264, $95,329, $11,574 and $107,153 respectively.

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

In connection with the above loan the lender has agreed on December 14, 2005 and again on January 31, 2006 to purchase 1,200,000 and 600,000 shares of Preferred A stock for $500,000 and $300,000 reduction of the loan respectively. Under the terms of the agreement the shares have been issued to the lender. In addition the agreement requires the shares to be repurchased by the Company at the lenders cost and returned to the Company if the loan is not repaid when due on December 15, 2006. The loan was not repaid timely and the Company has forfeited its right to compensation for these shares. In December 2006, the lender agreed verbally to extend the loan for an additional six months for a $500,000 extension fee. There is still $300,000 of this fee outstanding at September 30, 2007. This fee is being amortized over the six month extension period. On September 15, 2007, the principal guarantor of this loan did hereby forgive, assume, obligate itself, and indemnify the Company for any and all amounts associated and incurred with this loan above $2,000,000. The Company has not obtained release from the lender for the amounts assumed by the principal guarantor; accordingly it will continue to carry the amount on its books until release is received. On April 9, 2008, the Company entered into an agreement with the lender to exchange $4,000,000 of the debt was exchanged for 3,000,000 shares of the Company’s common stock and A new $2,000,000 note due $1,000,000 due July 9, 2008 and the balance beginning to amortize at the rate of $250,000 per quarter on July 1, 2009. This transaction was recorded as of December 31, 2007. This note is in default.

The balance of the loan at December 31, 2007, as restated, and December 31, 2006, was $2,000,000 and $5,541,667 respectively.

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance outstanding on the loan at December 31, 2007 and 2006 was $38,775 and $25,000 respectively. This note is in default.

On June 29, 2007 the Company borrowed $55,000 from a shareholder. The note was reduced in exchange for 6,000 class C preferred stock by $30,000; therefore, the loan amount is $25,000. The note is due June 29, 2010 with monthly interest payments as follows: first year $312.50; second year $250 and third year $250. This note is in default.

In connection with the Animal ID purchase the Company issued a $230,000 note payable to one of the former owners of Animal ID. The note calls for quarterly payments totaling $55,000 the first year, $70,000 the second year and $75,000 the third year. The note bears interest at 1.5% per month if in default. The lender received a default judgment on this loan in 2007 for $225, 100. The balance of the loan at December 31, 2007 and 2006, was $225,100 and $205,000 respectively. This note is in default.

On September 16, 2008 the Company borrowed $12,500 from Wicklow Properties Limited. The note is due March 16, 2009 in the amount of $13,750 at an interest rate of 20%. The loan was renewed until May 16, 2009 following the interest payment. Loan is secured by 5,000,000 common shares.

On October 8, 2008, the Company borrowed $26,500 from Philip Aitken. The note is due March 7, 2009 in the amount of $29,150 at an interest rate of 12% following closing costs of $1,500 legal and $1,060 due diligence. The loan is in default; however the Company hopes to renewed it until June 7, 2009 in the amount of $29,500 with the loan being loan secured by 5,000,000 common shares; however, there is no guarantee that this will occur.

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

Common Stock

The Company has 500,000,000, 500,000,000 and 250,000,000 shares of common stock authorized with 40,000,000, 3,112,750 and 3,692,380 share outstanding at December 31, 2008, 2007 and 2006 respectively. The common shares of the Company were reverse split 1 for 80 shares on July 11, 2007. The shares were further reversed split on January 31, 2008 1,000 to 1. Share values in these statements and footnotes indicate if they are per or post split shares.

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

NOTE 9 – OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the parent company (Ensurapet, Inc., f/k/a Vsurance, Inc.), the insurance agency (Vsurance Insurance Agency, Inc.) and the pet club (Purrfect Pet Club); however, all assets and expenditures are reported through the parent company (Vsurance) through an intercompany agreement. Therefore, there are no supplemental schedules on the subsidiary that would breakdown assets, liabilities and operations for each of these segments.

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

NOTE 11 – GOING CONCERN

The Company has not generated any revenues or profits to date. This factor among others including the pass due payables due and the Company’s inability to pay the secured loan due Samir Financial LLC raises substantial doubt about the Company’s ability to continue as a going concern. Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Management feels it can raise the necessary working capital in 2009 to provide the necessary working capital, repay the delinquent notes payable. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

On January 31, 2008, the Company entered into a subscription receivable agreement for the sale of $4,900,000 of the Company’s common stock. This event has been reflected in these statements.

On February 1, 2008 all shares of all classes of Preferred stock were converted to 12,710,000 shares of Common stock. This event has been reflected in these statements.

On December 15, 2008, the company established a class “G” preferred stock that converts 30:1 that is, for every 1 share of preferred class “G” equals 30 common shares. The articles of incorporation where not amended until March 2009. The Company raised $50,000 through a Reg D 506 offering wherein 5,000,000 preferred class “G” shares where issued. This event has not been reflected in these statements.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Board of Directors.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

The Company’s chief executive officer—W. Russell Smith—assumed the responsibilities and activities of the chief financial officer (CFO). Mr. Smith has the knowledge and skills necessary to prepare financial statements since he possess a MBA with a five year accountancy degree.  Mr. Smith as CEO performed the financial statement preparation duties of a CFO , this included he accountability of the insurance operating accounts but the actual insurance billings and claims adjudication were performed by two independent individuals, i.e., Claims Director for policyholder claim payments and Underwriting Director for policyholder insurance premium billings. Despite these changes, new procedures and evaluation, our management concluded that even with these changes in the Internal Controls and Procedures that our internal control over financial reporting was effective as of December 31, 2008.

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

Effective January 21, 2009, the Board of Directors of Ensurapet, Inc., (the “Company”) accepted the resignations of Malcolm Pollard, Ann Perniciaro, and Allen Hayes for their position of directors. To the knowledge of the Board of Directors and executive offices of the Company neither director had any disagreement with the Company on any matter related to the Company’s operations, policies, or practices. Further a spinout has been proposed of the club.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(A) of the Exchange Act

The chart below sets for the composition of our Board of Directors, Advisors, and its three committees and IT Advisory Council as of the date of this filing. Directors are elected for a period of one year and thereafter serve until the stockholders duly elect their successor. Officers and other employees serve at the will of the Board of Directors. All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Board Member/Occupation	Board Member or IT Advisor	Audit	Leadership Development & Compensation	Nominating & Corporate Governance	IT Advisory Council
W. Russell Smith, III CEO, CFO, Chairman & Secretary Ensurapet, Inc.	C	C	C	C	C

Brad Green Partner Coactive Systems	A				M

John Kortis Partner Coactive Systems	A				M

A = Advisor B = Board C = Committee chair M = Committee member

The following is a brief description of the business experience of our executive officers, directors and significant employees:

Business Experience of Officers and the Director

W. Russell Smith, III, CEO, CFO, Chairman and Secretary since 07/27/05 amended 01/21/09, age 45:

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

Malcolm L. Pollard, JD, CPA, Director, Secretary and Treasurer since 8/31/05 through 01/21/09, age 67:

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

Ann Perniciaro, Director since 8/31/05 through 01/21/09, age 44:

•
1993 to present: Self employed fashion designer, Birmingham Michigan. Provide fashion, style, and accessorizing advice to customers including the development of privately designed clothing products. Customer clientele includes not only celebrities, dignitaries, corporate executives, but retail labels such as Gucci, Ralph Lauren, and Max Mara.

Allen A. Hayes, MD, PhD, Director since 8/31/05 through 01/21/09, age 63:

•	1995 to 2000: Under Harold Lasker MD on a part-time basis at South Oaks Hospital provided medical services for physically challenged.

•	1997 to 2000: Independent medical practitioner in sports medicine at Rutgers University.

Item 11.	Executive Compensation

The following table sets forth our director and executive officers stock compensation package at the close of December 31, 2008, annual compensation, and those participating in the health benefits plan.

Officer and Director Summary Table (includes all classes of stock held)

Name	Heath Insurance	Stock Held and Class	Annual Compensation
Allen A. Hayes, MD PhD, Director (resigned 01/21/09)	No	Common 550,000	$0
Malcolm L. Pollard, JD, CPA, Treasurer & Secretary (resigned 01/21/09)	No	Common 600,000	$0
Ann M. Perniciaro, Director (resigned 01/21/09)	No	Common 550,000	$0
W. Russell Smith, III, CEO & Director	No	Common 60,000	$0

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
W. Russell Smith, CEO	2008	0		—				08	0

	Option Awards					Stock Awards
	Number of	Number of							Equity
	Securities	Securities							Incentive
	Underlying	Underlying	Equity					Equity	Plan
	Unexercised	Unexercised	Incentive					Incentive	Awards:
	Options	Options	Plan					Plan Awards:	Market or
	(#)	(#)	Awards:				Market	Number of	Payout Value
			Number of			Number of	Value of	Unearned	of Unearned
			Securities			Shares or	Shares or	Shares, Units	Shares, Units
			Underlying			Units of	Units of	or Other	or Other
			Unexercised	Option		Stock That	Stock That	Rights That	Rights That
			Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
			Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
NONE

2008 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
NONE

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
NONE

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
NONE

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm Pollard	0	—					0
Allen Hayes	0	—					0
Ann Perniciaro	0	—					0
W. Russell Smith	0	—					0

2008 OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
None

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
NONE

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables are as follows: the first table shows the amount of our common stock beneficially owned by all of our directors and executive officers as a group as of December 31, 2008. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

Name and Address	Title of Class	Shares Beneficially Owned(1)	Percent of Class(1)
Malcolm Pollard 177 Riverside Ave, Ste. F, #1152 Newport Beach, California 92663 (Director through 01/21/09)	Common	600,000	2%

Ann Perniciaro 177 Riverside Ave, Ste. F, #1152 Newport Beach, California 92663 (Director though 01/21/09)	Common	550,000	1.8%

Allen Hayes 177 Riverside Ave., Ste. F, #1175 Newport Beach, California 92663 (Director through 01/21/09)	Common	550,000	1.8%

W. Russell Smith, III 177 Riverside Ave, Ste., F, #1152 Newport Beach, California 92663 (Director, CFO & CEO from 8/17/07)	Common	10,000,000	2	5%

*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions

On December 5, 2006 the Company borrowed $25,000 from a shareholder. The note is due March 1, 2007 and is at 30% interest. The loan was not repaid on its due date. The balance of the loan at December 31, 2006 and 2005 was $25,000 and $0 respectively.

The Company has leased over 4,000 square feet of office space from its President. The lease was to began in 2007 and provides a lease rate at market value. This transaction was entered into for the benefit of those services being rendered—establishment of the agent network to PEOs, Associations, Unions, and Employers—and for extending office space to the company at a discounted rate for a minimum of five years—set forth in the schedule below—to launch operations of Ensurapet in exchange for 500,000 shares of Class A preferred stock. Rental space located in downtown little rock in a historic building on the national register of some 4,000 plus square feet with adjacent accommodations for management. This was later abandoned (see footnote 10).

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

Lawrence Scharfman CPA audited the Company’s financial statements for the period for December 31, 2006. Fees related to services performed by Lawrence Scharfman CPA were as follows:

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

Lawrence Scharfman CPA audited the Company’s financial statements for the period for December 31, 2008 since December 31, 2006. Fees related to services performed by Lawrence Scharfman CPA were as follows:

2008
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

The Board of Directors has reviewed and discussed with the Company’s management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

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

(Date)	ENSURAPET, INC.
(Registrant)

April 15, 2009	By:	/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
CEO

April 15, 2009		/s/ W. RUSSELL SMITH, III
W. Russell Smith, III
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. RUSSELL SMITH, III	April 15, 2009
W. Russell Smith, III CEO, Executive Vice President and Chief Financial Officer

ENSURAPET, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.